Form 10QSB
period 2005-05-31
Stonechurch Inc.
filed 2005-07-14
CIK 1312165

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended     May 31, 2005
                                      ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    333-121571
                            -----------------


                                    STONECHURCH INC.
    ------------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


          Nevada                                         Applied For
---------------------------------             --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

203 Bannerman Street North, Box 219
Porcupine, Ontario, Canada                                P0N 1C0
----------------------------------------      --------------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:        (807) 826-2610
                                                ------------------------------


                                      N/A
    ------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,083,000 shares of $0.001 par value common stock outstanding as of July 13, 2005.

                                STONECHURCH, INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                                  May 31, 2005
                            (Stated in U.S. Dollars)

                                STONECHURCH, INC.
                         (An Exploration Stage Company)

                             INTERIM BALANCE SHEETS
                            (Stated in U.S. Dollars)


-------------------------------------------------------------------------------------------------------------------------
                                                                                     May 31,              August 31,
                                                                                       2005                  2004
                                                                                       ----                  ----
ASSETS                                                                             (Unaudited)             (Audited)
Current
     Cash                                                                    $            4,946     $         16,381
=========================================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                                $            7,125     $          4,211
     Loan payable (Note 4)                                                                    -                2,000
                                                                             --------------------------------------------
                                                                                          7,125                6,211
                                                                             --------------------------------------------

STOCKHOLDERS' EQUITY

Common Stock (Note 5)
     Authorized:
         75,000,000 shares with a par value of $0.001

     Issued and Outstanding:
          5,083,000 shares                                                                5,083                5,083

     Additional paid-in capital                                                          20,967               20,967

Deficit Accumulated During The Exploration Stage                                        (28,229)             (15,880)
                                                                             --------------------------------------------
                                                                                         (2,179)              10,170
                                                                             --------------------------------------------

                                                                             $            4,946     $         16,381
=========================================================================================================================

Nature And Continuance Of Operations (Note 1)





    The accompanying notes are an integral part of these financial statements

                                STONECHURCH, INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 Period from
                                                                                           Period from         September 19,
                                                                       Nine Months      September 19, 2003           2003
                                         Three months                     Ended         (Inception) to May       (Inception)
                                        Ended May 31,                    May 31,                31,               to May 31,
                                   2005                2004               2005                 2004                  2005
                                   ----                ----               ----                 ----                  ----
Revenue                       $                   $                  $                  $                       $         -
--------------------------------------------------------------------------------------------------------------------------------
Expenses
  Filing                              747                   -               1,547               165                   1,837
  Office and sundry                   348                 426               1,482             1,536                   3,525
  Professional fees                 2,143                   -               6,815                 -                  10,850
  Mineral property costs                -               1,000               2,505             1,000                  12,017
--------------------------------------------------------------------------------------------------------------------------------
Net Loss For The Period       $     3,238         $     1,426        $     12,349       $     2,701             $    28,229
================================================================================================================================

 Basic And Diluted Loss Per Share   $  (0.01)     $     (0.01)       $      (0.01)      $     (0.01)
====================================================================================================

 Weighted Average Number
  Of Shares Outstanding          5,083,000           4,060,000           5,083,000         3,230,863
====================================================================================================


    The accompanying notes are an integral part of these financial statements

                                STONECHURCH, INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------------------------------------------------------

                                                                                    Period from           Period from
                                                              Nine Months          September 19,         September 19,
                                                                 Ended                  2003            2003 (Inception)
                                                                May 31,            (Inception) to          to May 31,
                                                                                      May 31,
                                                                  2005                  2004                  2005
                                                                  ----                  ----                  ----
Cash Flows From Operating Activities
     Net loss for the period                            $           (12,349)  $            (2,701)  $          (28,229)

     Change in non-cash working capital balance related to operations:
         Accounts payable and accrued liabilities
                                                                      2,914                     -                7,125
                                                        ------------------------------------------------------------------
                                                                     (9,435)               (2,701)             (21,104)
                                                        ------------------------------------------------------------------

Cash Flows From Financing Activities
     Capital stock issued                                                 -                10,300               26,050
     Loan payable                                                    (2,000)                    -                    -
                                                        ------------------------------------------------------------------
                                                                     (2,000)               10,300               26,050
                                                        ------------------------------------------------------------------

Increase (Decrease) In Cash During The Period
                                                                    (11,435)                7,599                4,946

Cash, Beginning Of Period                                            16,381                     -                    -
                                                        ------------------------------------------------------------------

Cash, End Of Period                                     $             4,946   $             7,599   $            4,946
==========================================================================================================================

Supplementary Disclosure Of Cash Flow Information
     Cash paid for:
         Interest                                       $        -            $        -            $       -
         Income taxes                                   $        -            $        -            $       -
==========================================================================================================================




    The accompanying notes are an integral part of these financial statements

                                STONECHURCH, INC.
                         (An Exploration Stage Company)

                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

           PERIOD FROM SEPTEMBER 19, 2003 (INCEPTION) TO MAY 31, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                                                                                                   DEFICIT
                                                                                                 ACCUMULATED
                                                        COMMON SHARES           ADDITIONAL        DURING THE
                                                 ----------------------------
                                                                    PAR          PAID-IN         EXPLORATION
                                                    NUMBER         VALUE         CAPITAL            STAGE             TOTAL
                                                 -------------- ------------- --------------- ------------------- ---------------
Balance, September 19, 2003 (Date of inception)             -       $      -      $       -       $       -           $     -

Capital stock issued for cash:
     October 2003 at $0.001                          2,500,000         2,500           -               -               2,500
     November 2003 at $0.005                           160,000           160            640            -                 800
     December 2003 at $0.005                         1,400,000         1,400          5,600            -               7,000
     June 2004 at $0.01                              1,000,000         1,000          9,000            -              10,000
     July 2004 at $0.25                                 23,000            23          5,727            -               5,750
Net loss for the period                                 -              -              -            (15,880)         (15,880)
                                                  -----------------------------------------------------------------------------
Balance, August 31, 2004                             5,083,000         5,083         20,967         (15,880)          10,170

Net loss for the period                                  -              -              -            (12,349)         (12,349)
                                                  -----------------------------------------------------------------------------
Balance, May 31, 2005                                5,083,000   $     5,083   $     20,967    $    (28,229)       $ ( 2,179)
                                                  =============================================================================





    The accompanying notes are an integral part of these financial statements

                                STONECHURCH, INC.
                         (An Exploration Stage Company)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


1.   NATURE AND CONTINUANCE OF OPERATIONS

     The Company was incorporated in the State of Nevada on September 19, 2003. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.


     These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $28,229 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)       Basis of Presentation

         The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal period ended August 31, 2004.

         The results of operations for the nine months ended May 31, 2005 are not indicative of the results that may be expected for the full year.

                                STONECHURCH, INC.
                         (An Exploration Stage Company)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2005
                                   (Unaudited)
                             (Stated in U.S. Dollars

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     b)  Cash and Cash Equivalents

         The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

     c)  Mineral Property Costs

         The Company has been in the exploration stage since its formation on September 19, 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

     d)  Use of Estimates and Assumptions

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     e)  Foreign Currency Translation

         The Company's functional currency is the Canadian dollar and its reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

                                STONECHURCH, INC.
                         (An Exploration Stage Company)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2005
                                   (Unaudited)
                             (Stated in U.S. Dollars

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     f)  Financial Instruments

         The carrying value of cash, accounts payable and accrued liabilities, and loan payable approximates their fair value because of the short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company's financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

     g)  Environmental Costs

         Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

     h)  Income Taxes

         Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     i)  Basic and Diluted Net Loss Per Share

         The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti dilutive.

                                STONECHURCH, INC.
                         (An Exploration Stage Company)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2005
                                   (Unaudited)
                             (Stated in U.S. Dollars



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     j)  Stock Based Compensation

         The Company accounts for stock based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" (APB No.
         25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 - "Accounting for Stock Based Compensation" (SFAS No. 123). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and rateably for future services over the option vesting period.

     k)  Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     l)  New Accounting Standards

         Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.


3.   MINERAL PROPERTY

     Pursuant to a mineral property option agreement (the "Agreement") dated March 15, 2004, the Company was granted an option to acquire a 100% undivided right, title and interest in a mineral claim unit, known as the West Shiningtree Lake claim (the "Claim"), located in the Larder Lake Mining Division of Ontario, Canada for:

     a)  Cash Payments totaling $50,000 as follows:

         - $1,000  upon  execution  of the  Agreement  (paid);
         - an  additional $14,000 by September  15, 2005;
         - an  additional  $15,000 by March 15, 2007;
         - an additional $20,000 by March 15, 2008;

                                STONECHURCH, INC.
                         (An Exploration Stage Company)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2005
                                   (Unaudited)
                             (Stated in U.S. Dollars


3.   MINERAL PROPERTY (Continued)

     b)  Expenditure Commitments

         Incurring exploration and development work on the Claim totalling at least $200,000 by March 15, 2008 as follows:

         - $2,500 in expenditures on the Claims by March 1, 2005, (incurred);
         - no less than further $2,500 in expenditures on the Claims by September 1, 2005;
         - no less than further $20,000 in expenditures on the Claims by March 1, 2006;
         - no less than further $50,000 in expenditures on the Claims by March 1, 2007; and
         - no less than further $125,000 in expenditures on the Claims by March 1, 2008.

     c)  Advance Royalty Payments

         Paying to the Optionor advance net smelter returns royalty payments on the Claim of $10,000 per year. Advance net smelter return royalty payments shall be due on the March 1 each year commencing March 1, 2009, and continuing to March 1 of each calendar year thereafter until the Agreement is terminated.

     d)  Assessment Work

         Paying to the Optionor, or on the Optionor's behalf all Claim payments and assessment work required to keep the Claim and the Option in good standing during the term of the Agreement.



4.   COMMON STOCK

     The total number of authorized common stock that may be issued by the Company is 75,000,000 shares of stock with a par value of one tenth of one cent ($0.001) per share.

     During the period from September 19, 2003 (Inception) to August 31, 2004, the Company issued 5,083,000 common shares for total cash proceeds of $26,050.

     At May 31, 2005, there were no outstanding stock options or warrants.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this annual report.

Plan of Operation

Our plan of operation for the next twelve months is to complete the recommended phase one and phase two mapping and sampling programs on the Shining Tree property. We have completed the prospecting portion of the phase one program to date and anticipate that we will spend an additional $6,000 to complete it.

We intend to retain Robert Reukl, a geological consultant, to undertake the proposed exploration on the Shining Tree property given their familiarity with the property area. We do not have any verbal or written agreement regarding the retention of Mr. Reukl for this exploration program, though he has indicated that if he is available, he is prepared to provide his services. We would prefer to retain Mr. Reukl since he has conducted a review of the information on the specific property site.

We commenced the initial phase of exploration in the summer of 2004 and completed the prospecting portion recommended in Mr. Reukl's geological report. Results of this initial work are pending. We expect to complete the balance of the phase one program in the summer of 2005.

We will proceed with the phase two exploration program in the fall of 2005. We expect this program will take approximately four months to complete.

Once this data is collected, it will be analyzed by our president, who has technical training in the field of geology, in conjunction with the geologist who oversees the exploration program.

As well, we anticipate spending an additional $25,000 on administrative fees, including fees payable in connection with complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $35,000.

We will require additional funding to cover our administrative expenses and planned exploration of the Shining Tree property. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or from director loans. However, we do not have any arrangements in place for any future equity financing or loans.

If we do not secure additional funding for exploration expenditures, we may consider seeking an arrangement with a joint venture partner that would provide the required funding in exchange for receiving a part interest in the Shining Tree property. We have not undertaken any efforts to locate a joint venture partner. There is no guarantee that we will be able to locate a joint venture partner who will assist us in funding exploration expenditures upon acceptable terms.

If we are unable to arrange additional financing or find a joint venture partner for the Shining Tree property, our business plan will fail and operations will cease.

Results Of Operations For Period Ending May 31, 2005

We did not earn any revenues during the nine-month period ending May 31, 2005. We incurred operating expenses in the amount of $12,349 for the nine-month period ended May 31, 2005, as compared to a loss of $2,701 for the comparative period in fiscal 2004. The increase in net loss in the current fiscal year is a result of an increase in professional fees, filing fees and mineral property exploration.

Our operating expenses were comprised of professional fees $6,815, mineral property costs of $2,505, filing fees of $1,547, office and sundry costs of $1,482.

At May 31, 2005, we had total assets of $4,9469, consisting entirely of cash. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $7,125.

ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on May 31, 2005. This evaluation was conducted by our chief executive officer, Bryan McKay, and our principal accounting officer, Bruno Fruscalzo.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon his evaluation of our controls, our chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

The Company did not issue any securities during the quarter ended May 31, 2005.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  July 13, 2005

Stonechurch Inc.

/s/ Bryan McKay
------------------------------
Bryan McKay, President