Form 10KSB
period 2005-08-31
Stonechurch Inc.
filed 2005-12-19
CIK 1312165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2005
                                 ---------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                       Commission file number: 333-121571


                                STONECHURCH INC.
                                ----------------
                 (Name of small business issuer in its charter)



              Nevada                                Applied  For
---------------------------------         ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

                              203 Bannerman Street
                                 North, Box 219
                               Porcupine, Ontario,
                             Canada P0N 1C0 (Address
                             of principal executive
                                    offices)

                                 (807) 826-2610
                            Issuer's telephone number

       Securities to be registered pursuant to Section 12(b) of the Act:

               Title of each class Name of each exchange on which to be so registered each class is to be registered

                                    None None

Securities to be registered pursuant to Section 12(g) of the Act:

                                 Common Stock
                               ----------------
                               (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

              Yes                                       No      X
                  ------------                              ---------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                Yes      X                               No
                    -----------                            -----------

State issuer's revenues for its most recent fiscal year:          Nil
                                                          ----------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$645,750 as at December 19, 2005 based on the last sale's price of our common stock
--------------------------------------------------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            25,415,000 shares of common stock as at December 19, 2005
            ---------------------------------------------------------

                                TABLE OF CONTENTS

                                                                           Page

ITEM 1:  DESCRIPTION OF BUSINESS.............................................4
ITEM 2:  DESCRIPTION OF PROPERTY............................................13
ITEM 3:  LEGAL PROCEEDINGS..................................................13
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................13
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........13
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........14
ITEM 7:  FINANCIAL STATEMENTS...............................................15
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURES..........................................27
ITEM 8A:  CONTROLS AND PROCEDURES...........................................27
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.......27
ITEM 10:  EXECUTIVE COMPENSATION............................................29
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....29
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................29
ITEM 13:  EXHIBITS AND REPORTS..............................................30
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES............................30

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We are an exploration stage mineral exploration company. As such, there is no assurance that a commercially viable mineral deposit exists on our sole mineral property interest, the Shining Tree property. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the Shining Tree property is determined.

We will be engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We have an option to acquire a 100% interest in the four mineral claim units known as the Shining Tree property.

Our plan of operation is to conduct exploration work on the Shining Tree property in order to ascertain whether it possesses economic quantities of gold or silver. There can be no assurance that economic mineral deposits or reserves, exist on the Shining Tree property until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible. Economic feasibility refers to an evaluation completed by an engineer or geologist whereby he or she analyses whether profitable mining operations can be undertaken on the property. We intend to continue exploration on the Shining Tree property until the geologist that oversees a program advises us that it is unlikely that the claims could contain a mineral deposit.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration.

We have commenced the initial phase of exploration on the Shining Tree property. Once we complete each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our directors will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

Even if we complete the currently recommended exploration programs on the Shining Tree property and they are successful, we will need to spend substantial additional funds on further drilling and engineering studies before we will ever know if there is a commercially viable mineral deposit, a reserve, on the property.

The Shining Tree property is without known reserves. Our proposed programs are exploratory in nature.

Shining Tree Mineral Property Option Agreement

On March 15, 2004, we entered into an agreement with Jim Harold Forbes, whereby he granted the company an option to acquire a total of four mining claim units located in the West Shining Tree Lake area, Asquith Township, Larder Lake Mining Division, Ontario. In order to exercise the option and acquire a 100% interest in these claims, we must pay to Mr. Forbes a total of $50,000 as follows:

o    $1,000 upon execution of the agreement, which we paid;
o    an additional $14,000 by September 15, 2005 (delinquent);
o    an additional $15,000 by March 15, 2007; and
o    an additional $20,000 by March 15, 2008.

We must also incur exploration work on the Shining Tree property as follows:

o    $2,500 by March 1, 2005 (incurred);
o    an additional $2,500 by September 1, 2005 (incurred);
o    an additional $20,000 by March 1, 2006;
o    an additional $50,000 by March 1, 2007; and
o    an additional $125,000 by March 1, 2008.

If we successfully exercise the option, our 100% interest will be subject to a 2% royalty interest in favor of Jim Harold Forbes. A net smelter returns royalty is a percentage of the amount of money that we would receive from the sale of minerals from the property to a smelter, less refining charges, ore treatment charges, penalties and transportation costs. Advance royalty payments in the amount of $10,000 per year are required to be paid beginning on March 15, 2009 and continue as long as the agreement is in good standing.

While our cash payments with respect to the Shining Tree Mineral property are not currently in good standing, Mr. Forbes has not taken any action to terminate our option. The agreement states that Mr. Forbes must provide us with written notice of our default under the agreement and that we have 30 days to cure the default by the appropriate performance, failing which, the option shall terminate.

Title to the Shining Tree Property

The Shining Tree property consists of four mining claim units registered 100% in the name of Jim Harold Forbes located in Asquith Township, Larder Lake Mining Division, Ontario.

This mining claim requires a minimum of $1,600 in mineral exploration expenditures be completed and filed with the Mining Recorder's Office by January 5, 2006 to satisfy Ontario government assessment requirements in order to maintain the claim in good standing.

A "mining claim" refers to a specific section of land over which a title holder owns rights to exploration to ground. There are no surface rights registered over the area on which this mining claim is recorded. The fee simple owner of the real property underlying the claim that comprises the Shining Tree property is the government of Ontario. The government has the right to sell title to this land to a third party. In such circumstances, any exploration that we subsequently conduct on the property would be subject to the fee simple owner's use of the land. For example, if the owner chose to harvest timber from the property, our exploration programs could not impede logging operations.

We have the right to explore the property for mineralization, provided such exploration does not unreasonably disturb the fee simple owner's land use. Currently, the property underlying our mineral claims is not being used and is undeveloped due to its remote location in northern Ontario.

Pertinent data regarding the claim comprising the property is as follows:

     Claim          Number       Recording         Anniversary
     Number        of Units        Date               Date

     3007093          4       January 5, 2004    January 5, 2007

In order to keep the Shining Tree property in good standing, we must incur at least $1,600 in exploration work on the claims prior to January 5, 2007. The expiry date is thereby extended for an additional year. The claims cover an area of 160 hectares.

Although the Shining Tree property is staked on government land a recorded history of development has been documented on the property. A 90 foot shaft and several small rock trenches were developed by previous operators. No known environmental liabilities have been recorded against the property. The shaft and pits do present a potential liability to the company and the conditions of these excavations should be investigated. The property is in the initial phase of exploration and no work permits are required.

Description, Location and Access

The Shining Tree property is located 2.5 kilometers due north of the village of Shining Tree and 130 kilometers north-northwest of the city of Sudbury, in northeastern Ontario. Shining Tree is the closest town to the property and is located 40 kilometers east of highway 144 on paved secondary highway 560. From Shining Tree, the property can be accessed by boat by traveling about three kilometers up West Shining Tree Lake from the village of Shining Tree.

No infrastructure is located on the property. However, the property is located only a short boat ride from the village of Shining Tree which offers comfortable accommodation in a number of lodges and tourist camps.

The area  experiences  a temperate  climate  with  moderate to long  winters and moderate  to  short  hot  summers.  Annual  total  precipitation  is  about  100 centimeters including 2.5 meters of snow. Breakup or freeze up conditions may impinge upon exploration activities making lake access impassable at times, but normally mining activities may be conducted year round.

Supplies and services required for exploration and mining may be acquired in the nearby cities of Sudbury or Timmins. A skilled pool of labor for both exploration and mining activities that is accustomed to working in remote locales exists in local communities, principally Sudbury and Timmins. Mining activities are currently being conducted at several mining operations in both cities.

Topography in the property area is characterized by the gently rolling terrain covered by thick vegetation dominated by black spruce and tag alders. Numerous lakes are present throughout the region. Changes in elevation are generally limited to 30 meters or less and generally occur near the margins of lakes and streams. Overburden on most of the property is comprised of silty clay with a fairly thin layer of humus cover. Low lying areas are characterized by cedar swamps and marshes, and offer poor rock exposure. Cutover areas in the central and northern portions of the property provide reasonably good rock exposure.

Logging activities have occurred in several parts of the surrounding area, but no forestry harvesting activities have taken place on the property.

There is no power source located on the property. Portable generators will be utilized if we require a power source for exploration of the property.

Geology and Mineralization

The following technical terms in this section have the following meaning:

Anticline:  an arch-shaped fold in rock in which layers are upwardly convex.

Basalt: the most common type of solidified lava that is dense, dark gray in color and fine-grained.

Diabase: a type of rock commonly found in dike formations, similar in mineral composition to basalt, except that it has cooled more slowly and commonly exhibits a coarser grained appearance.

Dike: molten rock that invades pre-existing rocks, commonly in a tabular shape that cuts vertically, or nearly vertically, across pre-existing layers.

Felsic: pertaining to rocks that are composed of minerals such as quartz and feldspar, which are relatively light in color and density.

Mafic: pertaining to rocks that are rich in iron and magnesium, dense and typically dark in color.

Metavolcanic: referring to volcanic rock that was subsequently changed by intense heat and pressure.

Syncline:  an arch-shaped fold in rock in which layers are downwardly convex.

The  geology  underlying  the  Stonechurch  property is  presented  on Map 2510:
Precambrian Geology, Shining Tree Area, Districts of Sudbury and Timiskiming, 1987. This map is published by the Ontario Geological Survey, a division of the Ministry of Northern Development and Mines. A more recent presentation of the geology is made on Ontario Geological Survey Preliminary Map 3521, Precambrian Geology, Shining Tree Area, 2003. Both of these maps indicate that the property is underlain by west-northwest striking units of mafic metavolcanic rocks, intercalated with narrow intermediate to felsic metavolcanic rocks which have been intruded by diabase dikes.

A more detailed  examination  of the rock units  indicates  that the property is underlain by fine to coarse grained mafic metavolcanic flows and pillowed basalts striking northwest. Two narrow units of pillowed intermediate metavolcanics strike northwest across the southwest corner of the claim group. Numerous diabase dikes are known in the vicinity of the property, but none were noted within the property boundaries. The Jesse James Fault Zone strikes north near the eastern boundary of the claim group. Two fold axes are noted east of the fault zone, a syncline to the north and an anticline to the south, but do not appear to continue on to the property.

The        Steep  Vein,  a  documented    gold  occurrence,  is  located  on the
property. The vein was developed in 1914 by means of a 90 foot shaft on a quartz vein displaying visible gold. The quartz vein occurs within a 5 foot wide shear zone in mafic metavolcanics and the shear was reported to be traced over a distance of 600 feet. The quartz vein was reported to pinch and swell within the shear zone attaining a maximum width of 2.5 feet. The vein is reported to contain pyrite, sphalerite, chalcopyrite, galena and very fine grained visible gold, with assays reported up to 0.74 ounces per ton.

Exploration History

Gold was first discovered in the Shining Tree area in 1911. Since that time prospecting and exploration activity has continued sporadically and several high-grade gold showing have been discovered and explored. No commercial production is presently underway in the area. The following list of previous exploration activity on the Shining Tree property has been assembled through a search of assessment files and government reports.

1914: E. Steep and partners discover a shear zone in greenstone. A quartz vein within the shear displays visible gold and a 90 foot shaft is developed on the vein. High grade assays are reported from the vein and lower values are associated with the sheared host mafic volcanics.

1937: D.K. Burke completes a report for Erie Canadian Mines Limited on the Steep property, including assays and a geological description of the main zone.

1966, 1972: Trenching and stripping completed by Holmes in the central part of the claim. Assays are not available.

1974: Geological, geophysical and diamond drilling work reported by J.D. McCannell on behalf of Vintage Mines Limited. Best assay reported was 0.14 ounces per ton across a width of 0.7 feet.

1978-81: A. Jutras drilled five shallow holes on two islands east of McRea Island and one hole on the Steep Vein. Logs are very sketchy and assays are not available.

1983-85: Southgate Resources optioned claims including the Steep Vein and McRea Island. In 1983, five short holes were drilled under the Steep showing. No assays were recorded. In 1985, geophysical surveys and geological mapping were completed.

1984: Manwa Exploration conducted a Dighem airborne geophysical survey over a large area including the Stonechurch property. No bedrock conductors were identified on the property.

1988-89: K. Thorsen, on behalf of Teck Explorations Limited, filed a report of geophysical surveys and geological mapping on a property under option from Top Gun Exploration Inc. The property included the present Stonechurch property. Anomalous gold values, of more than 100 parts per billion gold, were reported. Two short diamond drill holes showed low gold values.

1995: P.J. Hawley, on behalf of Trinity Explorations, filed a report of prospecting, geophysical and geological surveying on a claim group which included the Steep vein. Values up to 0.30 ounces per ton were reported from quartz vein material.

Geological Report: Shining Tree Property

We have obtained a geological report on the Shining Tree property that was prepared by Mr. Robert Reukl, B.Sc. a geological consultant, from Manitouwadge, Ontario. We commissioned the report in June 2004. The geological report summarizes the results of prior exploration on the Shining Tree property and makes a recommendation for further exploration work.

Mr. Reukl completed the report during June and July 2004. His report is based upon a review of geological reports produced by the Ontario Geological Survey, a government organization, as well as exploration data filed with the Ontario government. In preparing his report, Mr. Reukl visited the property in early July.

In his report, Mr. Reukl concludes that further exploration work on the Shining tree property is recommended. He recommends an initial program of prospecting, sampling, linecutting and the staking of an additional claim to the west of the property. Sampling consists of gathering soil or pieces of rock that appear to contain precious metals such as gold and silver, or industrial metals such as copper. All samples gathered will be sent to a laboratory where they are crushed and analysed for metal content.

Line cutting results in a grid being established on the property to assist in the exploration activities to follow. This grid establishes locatable control points on the property which permit the compilation and coordination of the exploration activities that follow.

Mr. Reukl proposes the following budget for this initial phase of exploration:

Phase I

         Prospecting: 2 men x 2 days @ $200/day                  800
         Claim staking: 16 units @ $75/unit                    1,200
         Line cutting: 20km @ $250/km                          5,000
         Travel, accommodation, ect: allow                     1,000
                           Subtotal                        $   8,000
                           Contingency: 6.3%                     500
                           Total                           $   8,500

We have completed the first part of this initial phase of exploration, the prospecting portion, and are awaiting results from our consulting geologist, Mr. Robert Reukl. We expect to complete the line cutting during the current summer.

Based upon the results from this initial phase, Mr. Reukl recommends a phase two program guided, but not limited by, the results of the prospecting undertaken in Phase I. Additional rock sampling of a more detailed nature will follow-up areas of interest discovered in the first phase. Geophysical surveys and soil sampling will be completed on the grid established in Phase I and geological mapping of the grid will be completed. The program will be more detailed in that a greater number of samples will be gathered and, as a result, more sampling data will be mapped. Geophysical surveys will test for the presence of conductive and magnetic bodies beneath the surface. Such bodies are sometimes related to deposits of economic mineralization. Specifically, sampling the soil on the property may help to locate area of mineralization buried beneath the soil overburden. The proposed budget for the Phase II program is as follows:

Phase II

         Soil sampling: 5 days @ $200/day                     1,000
         Soil analysis: 300 samples @ $10/sample              3,000
         Geophysical Survey, Mag and VLF-EM
                            20km @ $150/km                    3,000
         Geological Mapping, 5days @ $350/day                 1,750
         Rock assaying: 30 samples @ $15/sample                 450
         Travel, accommodation, ect: allow                    1,500
                           Subtotal                       $  10,700
                           Contingency: 5.8%                  1,300
                           Total                          $  12,000

This second phase of exploration is scheduled for the fall of 2005 and is estimated to be completed over a four month period.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in the province of Ontario, specifically. Under these laws, prior to production, we have the right to explore the property, subject only to a notice of work which may entail posting a bond if we significantly disturb the property surface. This would first occur during the drilling phase of exploration.

In addition, production of minerals in the province of Ontario requires prior approval of applicable governmental regulatory agencies. We can provide no assurance to investors that such approvals will be obtained. The cost and delay involved in attempting to obtain such approvals cannot be known at this time.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. Our first two phases of exploration, which will consist of grid emplacement; geological, geochemical and geophysical surveys; and trenching will not require any reclamation and environmental mediation work because there will not be significant physical disturbance to the land. Subsequent drilling will require some remediation work, which is not expected to exceed $10,000. We will need to raise additional funds to finance any drilling program, including remediation costs.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

-    Water discharge will have to meet water standards;

-    Dust generation will have to be minimal or otherwise re-mediated;

- Dumping of material on the surface will have to be re-contoured and re-vegetated;

- An assessment of all material to be left on the surface will need to be environmentally benign;

-    Ground water will have to be monitored for any potential contaminants;

- The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

- There will have to be an impact report of the work on the local fauna and flora.

While it is difficult to know exactly how much these costs will be until we have a better indication of the size and tenor of any production operation, we would expect that they could be as high as $100,000.

During the initial phases of exploration, there will be no significant costs of compliance with government regulations.

Employees

We have no employees as of the date of this annual report other than our two directors.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, WE WILL NOT BE ABLE TO COMPLETE PLANNED EXPLORATION ON THE SHINING TREE PROPERTY OR GENERATE REVENUE.

Our current operating funds are less than necessary to complete all intended exploration of the Shining Tree property, and therefore we will need to obtain additional financing in order to complete our business plan. Otherwise, our business will fail. We currently do not have any operations and we have no income.

Our  business  plan  calls  for  significant  expenses  in  connection  with the exploration of the Shining Tree property. While we have sufficient funds to conduct initial exploration on the property, we will require additional financing in order to determine whether the property contains economic mineralization. We will also require additional financing if the costs of exploration of the Shining Tree property are greater than anticipated.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing. Obtaining additional financing would be subject to a number of factors, including the market prices for gold and silver, investor acceptance of our property and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

IF WE HAVE TO RAISE ADDITIONAL FINANCING THROUGH THE SALE OF EQUITY CAPITAL, THIS WILL RESULT IN DILUTION TO THE EXISTING SHAREHOLDERS.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders, resulting in a decrease in share value. The only other anticipated alternative for the financing of further exploration would be the offering by us of an interest in our properties to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated.

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

Because we have only recently commenced exploration on the Shining Tree property, it is more likely than not that our business will fail. Because we have no way to evaluate the likelihood that our business will be successful, an investment in our company carries a higher risk of loss. We were incorporated on September 19, 2003 and, to date, we have been involved primarily in organizational activities, the acquisition of our mineral property. We are in the process of completing the first phase of exploration on the Shining Tree property.

We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to
exploration,   and  additional  costs  and  expenses  that  may  exceed  current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Shining Tree property and the production of minerals from the claims, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful. We may not generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, IT IS UNLIKELY THAT WE WILL DISCOVER A MINERAL DEPOSIT ON THE SHINING TREE CLAIMS.

Very  few  exploration  stage  mineral  properties,  such  as the  Shining  Tree property, contain mineral deposits. If no mineral deposit is found on our property, it is likely that stockholders will lose their investments.
Exploration for minerals is a speculative venture necessarily involving substantial risk. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, which is likely, we will be unable to generate any revenues from operations and will be unable to successfully complete our business plan.

WE MAY BECOME INSOLVENT IF MINERAL EXPLORATION HAZARDS CAUSE US TO INCUR LIABILITY. IN SUCH CIRCUMSTANCES, WE MAY BE FORCED TO DISCONTINUE BUSINESS OPERATIONS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

EVEN IF WE DISCOVER RESERVES OF PRECIOUS METALS ON THE SHINING TREE PROPERTY, WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP IT.

The Shining Tree property does not contain any known bodies of mineralization. If our exploration programs are successful in establishing copper of commercial tonnage and grade, we will require additional funds in order to further develop the property or our business will fail. At this time, we cannot assure investors that we will be able to obtain such financing. If we are unable to raise needed financing, we will have to delay or abandon further exploration efforts.

BECAUSE OUR CONTINUATION AS A GOING CONCERN IS IN DOUBT, WE WILL BE FORCED TO CEASE BUSINESS OPERATIONS UNLESS WE CAN GENERATE PROFITABLE OPERATIONS IN THE FUTURE.

We have incurred losses since our inception resulting in an accumulated deficit of $32,458 at August 31, 2005. Further losses are anticipated in the development of our business. As a result, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. If we cannot raise financing to meet our obligations, we will be insolvent and will cease business operations.

IF WE BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION, OUR COST OF CONDUCTING EXPLORATION COULD INCREASE SUBSTANTIALLY, RESULTING IN GREATER CORPORATE LOSSES.

There are several governmental regulations that materially restrict mineral property exploration and development. These may result in increased business costs and delays in completing proposed exploration. Under the Mining Act of Ontario, to engage in certain types of exploration we will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws do not affect our current exploration plans, if we proceed to commence drilling operations on the Shining Tree property, we will incur modest regulatory compliance costs.

In addition, the legal and regulatory environment that pertains to the exploration of mineral properties is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for ore deposits. The growth of demand for certain minerals may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BECAUSE OUR DIRECTORS OWN 49.2% OF OUR OUTSTANDING STOCK, THEY COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

Our directors own approximately 49.2% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE OUR DIRECTORS  HAVE OTHER  BUSINESS  INTERESTS,  THEY MAY NOT BE ABLE OR
WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr. Bryan McKay and our secretary and treasurer, Mr. Bruno Fruscalzo, intend to respectively devote 25% and 10% of their business time to our affairs. This time may not be sufficient for the development of our business and the management of reporting company requirements. As a result, the accomplishment of our exploration objectives may be delayed, we may have more difficulty raising required financing and we may miss opportunities for additional mineral property acquisitions.

It is possible that the demands on Mr. McKay and Mr. Fruscalzo from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business. In addition, Mr. McKay and Mr. Fruscalzo may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

A PURCHASER  IS  PURCHASING  PENNY  STOCK  WHICH  LIMITS THE ABILITY TO SELL THE
STOCK.

Our issued and outstanding shares of common stock constitute penny stock under the Securities and Exchange Act. The shares will remain penny stock for the foreseeable future. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction, the broker-dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for our stock and accordingly, shareholders may find it difficult to sell their securities, if at all.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this annual report.

ITEM 2:  DESCRIPTION OF PROPERTY

We have an option to acquire a 100% interest in four mining claim units comprising the Shining Tree property. We do not own or lease any property other than the Shining Tree property.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock were quoted for trading on the OTC Bulletin Board commencing on August 28, 2005 under the symbol STCC. On November 11, 2005, we completed a split of our common stock such that every pre-split share was exchanged for five post-split shares of common stock. No trades of our shares of common stock have occurred through the facilities of the OTC Bulletin Board.

We had 29 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this annual report is to complete the recommended phase one and phase two mapping and sampling programs on the Shining Tree property. We have completed the prospecting portion of the phase one program to date and anticipate that we will spend an additional $6,000 to complete it.

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

We commenced the initial phase of exploration in the summer of 2004 and completed the prospecting portion recommended in Mr. Reukl's geological report. We expect that the phase two will take approximately four months to complete.

As well, we anticipate spending an additional $25,000 on administrative fees, including fees payable in connection with our compliance with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $35,000.

We will require additional funding to cover our administrative expenses and additional exploration of the Shining Tree property. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or from director loans. However, we do not have any arrangements in place for any future equity financing or loans.

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

Results Of Operations For Period Ending August 31, 2005

We did not earn any revenues during the period ending August 31, 2005. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

We incurred operating expenses in the amount of $32,458 for the period from our inception on September 19, 2003 to August 31, 2005. These operating expenses were comprised of mineral property costs of $12,017, professional fees of $13,778 and office and sundry costs of $6,,663.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS






                                STONECHURCH, INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                                 August 31, 2005
                            (Stated in U.S. Dollars)

                                                                MORGAN & COMPANY
                                                           Chartered Accountants




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders of
Stonechurch, Inc.
(An Exploration Stage Company)


We have audited the balance sheets of Stonechurch, Inc. (an exploration stage company) as at August 31, 2005 and 2004 and the statements of operations, cash flows, and stockholders' (deficiency) equity for the year ended August 31, 2005, for the period from September 19, 2003 (date of inception) to August 31, 2004 and for the cumulative period from September 19, 2003 (Date of inception) to August 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2005 and 2004 and the results of its operations and its cash flows for the period indicated in conformity with United States generally accepted accounting principles.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $32,458 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                        "Morgan & Company"

November 22, 2005                                       Chartered Accountants


Tel: (604) 687-5841            Member of           P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075              JHI          Suite 1488-700 West Georgia Street
www.morgan-cas.com                                       Vancouver, B.C. V7Y 1A1

                                STONECHURCH, INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                 AS AT AUGUST 31
                            (Stated in U.S. Dollars)


                                                                                   2005                  2004
---------------------------------------------------------------------------------------------------------------------

ASSETS
Current
     Cash                                                                $              432     $         16,381
=====================================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                            $            6,840     $          4,211
     Loan payable (Note 4)                                                              -                  2,000
                                                                         --------------------------------------------
                                                                                      6,840                6,211
                                                                         --------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common Stock (Note 5)
     Authorized:
         200,000,000 shares with a par value of $0.001

     Issued and Outstanding:
          25,415,000 shares at August 31, 2005 and 2004                              25,415               25,415

     Additional paid-in capital                                                         635                  635

Deficit Accumulated During The Exploration Stage                                    (32,458)             (15,880)
                                                                         --------------------------------------------
                                                                                     (6,408)              10,170
                                                                         --------------------------------------------

                                                                         $              432     $         16,381
=====================================================================================================================




    The accompanying notes are an integral part of these financial statements

                                STONECHURCH, INC.
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------------------------------------------
                                                                                                     Cumulative
                                                                               Cumulative              Period
                                                                                 Period           From Inception,
                                                             Year            From Inception,      September 19 to
                                                             Ended           September 19 to         August 31
                                                          August 31,            August 31
                                                             2005                 2004                  2005
--------------------------------------------------------------------------------------------------------------------
Revenue                                                $         -        $         -            $         -
--------------------------------------------------------------------------------------------------------------------

Expenses
     Office and sundry                                            4,330              2,333                  6,663
     Professional fees                                            9,743              4,035                 13,778
     Mineral property costs                                       2,505              9,512                 12,017
                                                       -------------------------------------------------------------

Net Loss For The Period                                $         16,578   $         15,880       $         32,458
====================================================================================================================

Basic And Diluted Loss Per Share                       $          (0.00)  $          (0.00)
================================================================================================

Weighted Average Number Of Shares
    Outstanding                                              25,415,000         18,144,145
================================================================================================



    The accompanying notes are an integral part of these financial statements

                                STONECHURCH, INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------------------------------------------------
                                                                                   Cumulative            Cumulative
                                                                                     Period                Period
                                                                Year            From Inception,        From Inception,
                                                               Ended            September 19 to        September 19 to
                                                             August 31,            August 31              August 31
                                                                2005                  2004                  2005
--------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net loss for the period                            $           (16,578)  $           (15,880)  $          (32,458)

     Change in non-cash working capital items:
         Accounts payable and accrued
            liabilities                                               2,629                 4,211                6,840
                                                        ------------------------------------------------------------------
                                                                    (13,949)              (11,669)             (25,618)
                                                        ------------------------------------------------------------------

Cash Flows From Financing Activities
     Capital stock issued                                                 -                26,050               26,050
     Loan payable                                                    (2,000)                2,000                    -
                                                        ------------------------------------------------------------------
                                                                     (2,000)               28,050               26,050
                                                        ------------------------------------------------------------------

Increase (Decrease) In Cash During The
    Period                                                          (15,949)               16,381                  432

Cash, Beginning Of Period                                            16,381                     -                    -
                                                        ------------------------------------------------------------------

Cash, End Of Period                                     $               432   $            16,381   $              432
==========================================================================================================================


Supplementary Disclosure Of Cash Flow Information
     Cash paid for:
         Interest                                       $        -            $        -            $       -
         Income taxes                                   $        -            $        -            $       -
==========================================================================================================================



    The accompanying notes are an integral part of these financial statements

                                STONECHURCH, INC.
                         (An Exploration Stage Company)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

          PERIOD FROM SEPTEMBER 19, 2003 (INCEPTION) TO AUGUST 31, 2005
                            (Stated in U.S. Dollars)



                                                                                                       DEFICIT
                                                           COMMON SHARES                             ACCUMULATED
                                                   ------------------------------   ADDITIONAL        DURING THE
                                                                       PAR           PAID-IN         EXPLORATION
                                                      NUMBER          VALUE          CAPITAL            STAGE            TOTAL
                                                   -------------- --------------- --------------- ------------------- -----------
Balance, September 19, 2003 (Date of
    inception)                                            -       $      -        $       -       $       -           $       -

Capital stock issued for cash:
     October 2003 at $0.001                          12,500,000         12,500         (10,000)           -               2,500
     November 2003 at $0.005                            800,000            800            -               -                 800
     December 2003 at $0.005                          7,000,000          7,000            -               -               7,000
     June 2004 at $0.01                               5,000,000          5,000           5,000            -              10,000
     July 2004 at $0.25                                 115,000            115           5,635            -               5,750
Net loss for the period                                   -              -                -            (15,880)         (15,880)
                                                   -----------------------------------------------------------------------------
Balance, August 31, 2004                             25,415,000         25,415             635         (15,880)          10,170

Net loss for the year                                     -              -                -            (16,578)         (16,578)
                                                   -----------------------------------------------------------------------------
Balance, August 31, 2005                             25,415,000   $     25,415    $        635    $    (32,458)       $  (6,408)
                                                   =============================================================================



    The accompanying notes are an integral part of these financial statements

                                STONECHURCH, INC.
                         (An Exploration Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 2005
                            (Stated in U.S. Dollars)

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

     On November 10, 2005, the Board of Directors authorized a 1-for-5 stock split of the Company's $0.001 par value common stock. As a result of the split, 20,332,000 additional shares were issued, and additional paid-in capital was reduced by $20,332. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2005 and 2004 have been restated to reflect the stock split.

     These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $32,458 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)  Basis of Presentation

         The  financial   statements  of  the  Company  have  been  prepared  in
         accordance with generally accepted accounting principles in the United States of America and are expressed in U.S. dollars.

     b)  Cash and Cash Equivalents

         The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

         As at August 31, 2005, the Company had no cash equivalents.

                                STONECHURCH, INC.
                         (An Exploration Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 2005
                            (Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


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

                                STONECHURCH, INC.
                         (An Exploration Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 2005
                            (Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


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

                                STONECHURCH, INC.
                         (An Exploration Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 2005
                            (Stated in U.S. Dollars)



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

     k)  Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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


3.   MINERAL PROPERTY

     Pursuant to a mineral property option agreement (the "Agreement") dated March 15, 2004, the Company was granted an option to acquire a 100% undivided right, title and interest in a mineral claim unit, known as the West Shiningtree Lake claim (the "Claim"), located in the Larder Lake Mining Division of Ontario, Canada for:

     a)  Cash Payments totaling $50,000 as follows:

          -    $1,000 upon execution of the Agreement (paid);
          -    an additional $14,000 by September 15, 2005 (outstanding);
          -    an additional $15,000 by March 15, 2007;
          -    an additional $20,000 by March 15, 2008;

                                STONECHURCH, INC.
                         (An Exploration Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 2005
                            (Stated in U.S. Dollars)



3.   MINERAL PROPERTY (Continued)

     b)  Expenditure Commitments

         Incurring exploration and development work on the Claim totalling at least $200,000 by March 15, 2008 as follows:

          -    $2,500 in expenditures on the Claims by March 1, 2005,
               (incurred);
          - no less than further $2,500 in expenditures on the Claims by September 1, 2005 (incurred);
          - no less than further $20,000 in expenditures on the Claims by March 1, 2006;
          - no less than further $50,000 in expenditures on the Claims by March 1, 2007; and
          - no less than further $125,000 in expenditures on the Claims by March 1, 2008.

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

         As at September 30, 2005, the agreement is in default as the September 14, 2005 cash payment of $14,000 was not made. The Company has not been provided with notice of default by the optionor to terminate the agreement. The Company is negotiating with the optionor to extend the option for consideration of $3,000 but have not entered into an agreement.

4.   LOAN PAYABLE

     A director of the Company provided a loan of $2,000 to the Company during the period ended August 31, 2004. This loan was repaid during the year ended August 31, 2005.

                                STONECHURCH, INC.
                         (An Exploration Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 2005
                            (Stated in U.S. Dollars)



5.   COMMON STOCK

     The total number of (post stock split) authorized common stock that may be issued by the Company is 200,000,000 shares of stock with a par value of one tenth of one cent ($0.001) per share.

     During the period from September 19, 2003 (Inception) to August 31, 2004, the Company issued 25,415,000 common shares (post stock split) for total cash proceeds of $26,050.

     At August 31, 2005, there were no outstanding stock options or warrants.


6.   INCOME TAXES

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses which expire commencing 2025 pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     The components of the net deferred tax asset at August 31, 2005, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

    Net operating loss                                    $     32,458
    Statutory tax rate                                             34%
    Effective tax rate                                               -
    Deferred tax asset                                    $     11,036
    Valuation allowance                                   $    (11,036
                                                          ------------

    Net deferred tax asset                                $       -
                                                          ============

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2005 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


Name                 Age       Position with Registrant    Served as a Director
                                                             or Officer Since

Bryan McKay          53        President, C.E.O.,          September 19, 2003
                               promoter and director


Bruno Fruscalzo      36        Secretary, Treasurer,       September 19, 2003
                               principal accounting
                               officer, principal
                               financial officer and
                               director

The following describes the business experience of the Company's directors and executive officers, including other directorships held in reporting companies:

Mr. Bryan McKay has acted as our president, chief executive officer, promoter and as a director since our incorporation on September 19, 2003. Mr. McKay received his bachelor's degree in geology from St. Francis Xavier University in 1974 and a master's degree in mineral exploration from McGill University in 1982. He is a member in good standing of the Association of Professional Geoscientists of Ontario. From 1988 to present, Mr. McKay has been self-employed as a consulting geologist. He has provided contracting and consulting services to a variety of major mining companies and junior exploration firms including Placer Dome Canada, St. Andrews Goldfields, Williams Operating Corporation, Nortem Mining and Exploration, Slam Exploration Ltd. and the Kasner Group of Companies. Mr. McKay is responsible for managing the technical affairs of the company and reviewing all geological data.

Mr. McKay devotes 25% of his   business time   to   our affairs. He is primarily
responsible for managing our business operations concerning the acquisition and exploration of mineral properties.

Mr. Bruno Fruscalzo has acted as our secretary, treasurer, principal accounting officer and as a director since our incorporation on September 19, 2003. From August 1997 to present, Mr. Fruscalzo has been employed as a technical support analyst with the British Columbia Liquor Distribution Branch where he has been responsible for designing, testing and implementing retail management software and networks, as well as providing procedural and technical support.

Mr. Fruscalzo does not have any professional training or   technical credentials
in the exploration, development or operation of mines.

Mr. Fruscalzo devotes 10% of his business time to our affairs. He is responsible for overseeing our day to day affairs, including all administrative aspects.

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors. No director or officer has any family relationship with any other director or officer.
Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2003 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                         Number     Transactions  Known Failures
                                         Of late     Not Timely   To File a
Name and principal position              Reports     Reported     Required Form
--------------------------------------  ----------- ------------  --------------
Bryan McKay                                  0           0               1
(President and director)

Bruno Fruscalzo                              0           0               1
(Secretary, treasurer and director)

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended August 31, 2005.

                          Annual Compensation                         Long Term Compensation

                                                   Other Annual       Restricted Stock Options/   LTIP          All Other
Name (1)       Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   Compensation
--------       -----      ----     ------   -----  ------------       -------          --------   -----------   ------------
Bryan McKay    President  2005     $0       0      0                  0                0          0                0
Bruno          Secretary  2005     $0       0      0                  0                0          0                0
Fruscalzo      Treasurer


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at December 19, 2005 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Title of      Name and address                  beneficial     Percent
Class         of beneficial owner               ownership      of class
--------------------------------------------------------------------------------

Common         Dr. Bryan McKay                  2,500,000       24.59%
Stock          President, Chief
               Executive Officer
               and Director
               3841 Amador Way
               Reno, Nevada 89502

Common         Bruno Fruscalzo                 2,500,000       24.59%
Stock          Secretary, Treasurer
               Principal Accounting Officer
               and Director
            1855 Hunter Lake Drive
               Reno, Nevada 89509

Common         All Officers and Directors       5,000,000       49.18%
Stock          as a Group that consists of        shares
               two people

The percent of class is based on 25,415,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
One of our directors, Bruno Fruscalzo, has loaned $2,000 to us. This loan is unsecured, non-interest bearing and has no fixed terms of repayment. The loan has been repaid.

None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

  3.1             Articles of Incorporation*
  3.2             Bylaws*
  5.1 Legal opinion of Craig J. Shaber, with consent to use
 10.1             Mineral Property Purchase Agreement*
 23.2             Consent of Robert Reukl, B.Sc., Geological
                  Consultant*
 99.1             Shining Tree Property Location Map*

* Filed as an exhibit to our registration statement on Form SB-2 dated December 23, 2004.

** Filed as an exhibit to our registration statement on Form SB-2 dated May 31, 2005.

Reports on Form 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of 2005.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Morgan & Company, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

                                         Fiscal year ended   Fiscal year ended
                                          August 31, 2004     August 31, 2005

Audit fees                                   $1,819               $1,700
Audit-related fees                             Nil                $1,530
Tax fees                                       Nil                  Nil
All other fees                                 Nil                  Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stonechurch, Inc.


By          /s/ Bryan McKay
            -------------------------
            Dr. Bryan McKay
            President, CEO & Director
            Date: December 19, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By          /s/ Bryan McKay
            ---------------------------
            Bryan McKay
            President, CEO & Director
            Date: December 19, 2005


By          /s/ Bruno Fruscalzo
            ---------------------------
            Bruno Fruscalzo
            Secretary and Director
            Date: December 19, 2005