Form 10QSB
period 2005-11-30
Stonechurch Inc.
filed 2006-01-17
CIK 1312165

================================================================================


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended  November 30, 2005
                                      ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    333-121571
                            -----------------


                                    STONECHURCH INC.
    ------------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


          Nevada                                         Applied For
---------------------------------             -------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

203 Bannerman Street North, Box 219
Porcupine, Ontario, Canada                                P0N 1C0
----------------------------------------      -------------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:        (807) 826-2610
                                                -----------------------------


                                      N/A
    ------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,415,000 shares of $0.001 par value common stock outstanding as of January 16, 2006.

                                STONECHURCH, INC.
                         (An Exploration Stage Company)


                                  FIRST QUARTER
                              FINANCIAL STATEMENTS



                                November 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                STONECHURCH, INC.
                         (An Exploration Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                                            November 30, 2005       August 31 2005
---------------------------------------------------------------------------------------------------------------------

ASSETS

Current
     Cash                                                                $              974                  432
=====================================================================================================================
LIABILITIES

Current
     Accounts payable and accrued liabilities                            $            8,640                6,840
     Loans payable (Note 4)                                                          15,402                    0
                                                                         ---------------------- ---------------------
                                                                                     24,042                6,840
                                                                         ---------------------- ---------------------

STOCKHOLDERS' DEFICIENCY

Common Stock (Note 5)
     Authorized:
         200,000,000 shares with a par value of $0.001

     Issued and Outstanding:
          25,415,000 shares as at November 30, 2005 and August 31, 2005              25,415               25,415

     Additional paid-in capital                                                         635                  635

Deficit Accumulated During The Exploration Stage                                    (49,118)             (32,458)
                                                                         ----------------------  --------------------
                                                                                    (23,068)              (6,408)
                                                                         ----------------------  --------------------

                                                                         $              974                  432
=====================================================================================================================





    The accompanying notes are an integral part of these financial statements

                                STONECHURCH, INC.
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

----------------------------------------------------------------------------------------------------------------------------
                                                                                                             Cumulative
                                                                                                               Period
                                                                                                          From Inception,
                                                             Three Months         Three Months Ended       September 19,
                                                                 Ended            November 30, 2004       2003 to November
                                                           November 30, 2005                                     30
                                                                                                                2005
----------------------------------------------------------------------------------------------------------------------------
Revenue                                                $         -             $          -              $        -
----------------------------------------------------------------------------------------------------------------------------

Expenses
     Office and sundry                                              648                      409                   7,311
     Professional fees                                           13,012                        -                  26,790
     Mineral property costs                                       3,000                    1,010                  15,017
                                                       ---------------------------------------------------------------------

Net Loss For The Period                                $         16,660        $           1,419         $        49,118
============================================================================================================================


Basic And Diluted Loss Per Share                       $          (0.00)       $           (0.00)
=======================================================================================================


Weighted Average Number Of Shares
    Outstanding                                              25,415,000               25,415,000
=======================================================================================================








    The accompanying notes are an integral part of these financial statements

                                STONECHURCH, INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------------

                                                                                                         Cumulative
                                                             Three Months      Three Months Ended          Period
                                                                 Ended         November 30, 2004       From Inception,
                                                           November 30, 2005                           September 19 to
                                                                                                         November 30
                                                                                                            2005
--------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net loss for the period                            $           (16,660)  $            (1,419)  $          (49,118)

     Change in non-cash working capital items:
         Accounts payable and accrued
            liabilities                                               1,800                (1,676)               8,640
                                                        ------------------------------------------------------------------
                                                                    (14,860)               (3,095)             (40,478)
                                                        ------------------------------------------------------------------

Cash Flows From Financing Activities
     Capital stock issued                                                 -                     -               26,050
     Loan payable                                                    15,402                (2,000)              15,402
                                                        ------------------------------------------------------------------
                                                                     15,402                (2,000)              41,452
                                                        ------------------------------------------------------------------

Increase (Decrease) In Cash During The
    Period                                                              542                (5,095)                 974

Cash, Beginning Of Period                                               432                16,381                    -
                                                        ------------------------------------------------------------------

Cash, End Of Period                                     $               974   $            11,286   $              974
==========================================================================================================================


Supplementary Disclosure Of Cash Flow Information
     Cash paid for:
         Interest                                       $        -            $        -            $       -
         Income taxes                                   $        -            $        -            $       -
==========================================================================================================================






    The accompanying notes are an integral part of these financial statements

                                STONECHURCH, INC.
                         (An Exploration Stage Company)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

          PERIOD FROM SEPTEMBER 19, 2003 INCEPTION TO NOVEMBER 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                                                                       DEFICIT
                                                                                                     ACCUMULATED
                                                           COMMON SHARES            ADDITIONAL        DURING THE
                                                   ------------------------------
                                                                       PAR           PAID-IN         EXPLORATION
                                                      NUMBER          VALUE          CAPITAL            STAGE             TOTAL
                                                   -------------- --------------- --------------- ------------------- ------------
Balance, September 19, 2003 (Date of
    inception)                                            -       $      -        $         -       $     -               $      -

Capital stock issued for cash:
     October 2003 at $0.001                          12,500,000         12,500         (10,000)           -                  2,500
     November 2003 at $0.005                            800,000            800              -             -                    800
     December 2003 at $0.005                          7,000,000          7,000              -             -                  7,000
     June 2004 at $0.01                               5,000,000          5,000           5,000            -                 10,000
     July 2004 at $0.25                                 115,000            115           5,635            -                  5,750
Net loss for the period                                      -               -               -          (15,880)           (15,880)
                                                   --------------------------------------------------------------------------------
Balance, August 31, 2004                             25,415,000         25,415             635          (15,880)            10,170

Net Loss for the year                                        -               -               -          (16,578)           (16,578)
                                                   --------------------------------------------------------------------------------
Balance August 31, 2005                              25,415,000         25,415             635          (32,458)            (6,408)

Net loss for the period                                       -              -               -          (16,660)           (16,660)
                                                   --------------------------------------------------------------------------------
Balance November 30, 2005                            25,415,000       $ 25,415           $ 635       $  (49,118)          $(23,068)
                                                   --------------------------------------------------------------------------------





    The accompanying notes are an integral part of these financial statements

                                STONECHURCH, INC.
                         (An Exploration Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
                                NOVEMBER 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended August 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosures needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended August 31, 2005 has been omitted. The results of operations for the three month period ended November 30, 2005 are not necessarily indicative of results for the entire year ending August 31, 2006.


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

     These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $49,118 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                                STONECHURCH, INC.
                         (An Exploration Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
                                NOVEMBER 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


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

         As at November 30, 2005, the Company had no cash equivalents.

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

                                STONECHURCH, INC.
                         (An Exploration Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
                                NOVEMBER 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

                                STONECHURCH, INC.
                         (An Exploration Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
                                NOVEMBER 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

     k)  Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

                                STONECHURCH, INC.
                         (An Exploration Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
                                NOVEMBER 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

         As at September 30, 2005, the agreement was in default as the September 14, 2005 cash payment of $14,000 was not made. The Company has not been provided with notice of default by the optionor to terminate the agreement. The Company negotiated with the optionor to extend the option until December 31, 2005 for consideration of $3,000. The agreement was subsequently terminated on December 6, 2005.

4.   LOAN PAYABLE

     Directors of the Company provided loans of $15,402 to the Company during the period ended November 30, 2005. The loans are non-interest bearing, unsecured and payable upon demand.

                                STONECHURCH, INC.
                         (An Exploration Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
                                NOVEMBER 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)



5.   COMMON STOCK

     The total number of (post stock split) authorized common stock that may be issued by the Company is 200,000,000 shares of stock with a par value of one tenth of one cent ($0.001) per share.

     During the period from September 19, 2003 (Inception) to November 30, 2005, the Company issued 25,415,000 common shares (post stock split) for total cash proceeds of $26,050.

     At November 30, 2005, there were no outstanding stock options or warrants.

Item 2. Management's Discussion and Analysis or Plan of Operation


Plan of Operation

Our plan of operation for the twelve months following the date of this report is to complete the recommended phase one and phase two mapping and sampling programs on the Shining Tree property. We have completed the prospecting portion of the phase one program to date and anticipate that we will spend an additional $6,000 to complete it.

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


Results Of Operations For Period Ending November 30, 2005

We did not earn any revenues during the nine-month period ending November 30, 2005. We incurred operating expenses in the amount of $16,660 for the three-month period ended November 30, 2005, as compared to a loss of $1,419 for the comparative period in fiscal 2004. The increase in net loss in the current fiscal year is primarily a result of an increase in professional fees (from Nil in the three-month period ended November 30, 2004 to $13,012 in the same period in the current fiscal year.

Our operating expenses were comprised of professional fees $13,012, mineral property costs of $3,000 and office and sundry costs of $648.

At November 30, 2005, we had total assets of $974, consisting entirely of cash. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $8,640 and loans payable from our directors of $15,402.

ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on November 30, 2005. This evaluation was conducted by our chief executive officer, Bryan McKay, and our principal accounting officer, Bruno Fruscalzo.

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

Item 2.  Changes in Securities

We did not issue any securities during the quarter ended November 30, 2005. However, on November 11, 2005, we completed a split of our common stock such that every pre-split share was exchanged for five post-split shares of common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

 31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  January 16, 2006

Stonechurch Inc.

/s/ Bryan McKay
------------------------------
Bryan McKay, President