Form 10QSB
period 2006-02-28
Gulf United Energy, Inc.
filed 2006-04-14
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period_________________ to ____________________

Commission File Number 333-121571

GULF UNITED ENERGY, INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	Applied For
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

203 Bannerman Street North, Box 219
Porcupine, Ontario, Canada	P0N 1C0
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code:    (807) 826-2610

                                                       N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
[X]  Yes   [   ]  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes  [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,415,000 shares of $0.001 par value common stock outstanding as of April 14, 2006.

Gulf United Energy Inc.
(Formerly Stonechurch Inc.)

(An Exploration Stage Company)

SECOND QUARTER
FINANCIAL STATEMENTS

February 28, 2006
(Unaudited)
(Stated in U.S. Dollars)

GULF UNITED ENERGY INC.
(An Exploration Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	February 28, 2006	August 31, 2005

ASSETS

Current
Cash	$1,769	432

LIABILITIES

Current
Accounts Payable and accrued liabilities	5,369	6,840
Loans Payable (Note 4)	24,402	-
	29,771	6,840

STOCKHOLDERS' DEFICIENCY

Common Stock (Note 5)
Authorized:
200,000,000 shares with a par value of $0.001

Issued and Outstanding:
25,415,000 shares as at February 28, 2006 and August 31, 2005	25,415	25,415

Additional paid in capital	635	635

(Deficit) accumulated during the exploration stage	(54,052)	(32,458)
	(28,002)	(6,408)

	1,769	432

The accompanying notes are an integral part of these financial statements

GULF UNITED ENERGY INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					Cumulative
	Three months	Three months	Six months	Six months	Period From
	Ended	Ended	Ended	Ended	Inception to
	February 28	February 28	February 28	February 28	February 28
	2006	2005	2006	2005	2006

Revenue	$-	$-	$-	$-	$-

Expenses
Office and sundry	1,593	747	2,241	1,934	8,904
Professional fees	3,341	348	16,353	4,672	30,131
Mineral property costs	-	2,143	3,000	2,505	15,017
	4,934	3,238	21,594	9,111	54,052

Net (Loss) For The Period	(4,934)	(3,238)	(21,594)	(9,111)	(54,052)

Basic and Diluted Loss
Per Share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number
of Shares Outstanding	25,415,000	5,083,000	25,415,000	5,083,000

The accompanying notes are an integral part of these financial statements

GULF UNITED ENERGY INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			Cumulative
	Six months	Six months	Period From
	Ended	Ended	Inception to
	February 28	February 28	February 28
	2006	2005	2006

Cash Flows From Operating Activities:
Net Loss for the period	$(21,594)	$(9,111)	$(54,052)

Change in non-cash working capital items:
Accounts payable and accrued liabilities	(1,471)	(42)	5,369

Cash Flows From Financing Activities:
Capital stock issued	-	-	26,050
Loan payable	24,402	(2,000)	24,402
	24,402	(2,000)	50,452

Incr. (Decr.) in Cash During The Period	1,337	(11,153)	1,769

Cash - Beginning of Period	432	16,381	-

Cash - End of Period	1,769	5,228	1,769

Supplementary Disclosure of
Cash Flow Information:
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements

GULF UNITED ENERGY INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM SEPTEMBER 19, 2003 (INCEPTION) TO FEBRUARY 28, 2006
(Unaudited)
(Stated in U.S. Dollars)

				DEFICIT
				ACCUMULATED
			ADDITIONAL	DURING THE
	COMMON SHARES		PAID-IN	EXPLORATION
	NUMBER	PAR VALUE	CAPITAL	STAGE	TOTAL

Balance, September 19, 2003		$-	$-	$-	$-
(Date of inception)

Capital stock issued for cash:
October 2003 at $0.001	12,500,000	12,500	(10,000)	-	2,500
November 2003 at $0.005	800,000	800	-	-	800
December 2003 at $0.005	7,000,000	7,000	-	-	7,000
June 2004 at $0.01	5,000,000	5,000	5,000	-	10,000
July 2004 at $0.25	115,000	115	5,635	-	5,750
Net loss for the period	-	-	-	(15,880)	(15,880)
Balance, August 31, 2004	25,415,000	25,415	635	(15,880)	10,170

Net Loss for the year	-	-	-	(16,578)	(16,578)
Balance August 31, 2005	25,415,000	25,415	635	(32,458)	(6,408)

Net loss for the period	-	-	-	(21,594)	(21,594)
Balance February 28, 2006	25,415,000	25,415	635	(54,052)	(28,002)

The accompanying notes are an integral part of these financial statements

GULF UNITED ENERGY INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2006
(Unaudited)
(Stated in U.S. Dollars)

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended August 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosures needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended August 31, 2005 has been omitted. The results of operations for the six month period ended February 28, 2006 are not necessarily indicative of results for the entire year ending August 31, 2006.

1.	NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on September 19, 2003. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

On November 10, 2005, the Board of Directors authorized a 1-for-5 stock split of the Company’s $0.001 par value common stock. As a result of the split, 20,332,000 additional shares were issued, and additional paid-in capital was reduced by $20,332. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2005 and 2004 have been restated to reflect the stock split.

On March 2, 2006 The Company amended its’ articles of incorporation to reflect a name change from Stonechurch Inc. to Gulf United Energy Inc.

On March 22, 2006 The Company entered into a letter of intent to acquire an initial equity participation in a joint venture to design, construct, operate and maintain an open access natural gas pipeline in Mexico. An initial payment of $200,000 was due upon execution of the letter of intent. Funds for this payment were obtained in an arm’s length loan from two individuals. The loan is unsecured, bears interest at a rate of 10% per annum and is due May 1, 2006. The Company may satisfy the loan in its’ entirety by transferring its’ interest in the letter of intent to the loan holders. In addition to this, The Company must issue 300,000 shares of restricted stock within 15 days following the execution of a formal joint venture agreement and make an additional payment of $1,169,336 within 60 days of execution.

GULF UNITED ENERGY INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	NATURE AND CONTINUANCE OF OPERATIONS (Continued)

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $54,052 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As at February 28, 2006, the Company had no cash equivalents.

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

GULF UNITED ENERGY INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2006
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)	Use of Estimates and Assumptions

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

The Company’s functional currency is the Canadian dollar and its reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

f)	Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities, and loan payable approximates their fair value because of the short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

g)	Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

GULF UNITED ENERGY INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2006
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h)	Income Taxes

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

The Company accounts for stock based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 - “Accounting for Stock Issued to Employees” (APB No. 25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 - “Accounting for Stock Based Compensation” (SFAS No. 123). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and rateably for future services over the option vesting period.

GULF UNITED ENERGY INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2006
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

l)	New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

3.	MINERAL PROPERTY

Pursuant to a mineral property option agreement (the “Agreement”) dated March 15, 2004, the Company was granted an option to acquire a 100% undivided right, title and interest in a mineral claim unit, known as the West Shiningtree Lake claim (the “Claim”), located in the Larder Lake Mining Division of Ontario, Canada for:

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

GULF UNITED ENERGY INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2006
(Unaudited)
(Stated in U.S. Dollars)

3.	MINERAL PROPERTY (continued)

c)	Advance Royalty Payments

Paying to the Optionor advance net smelter returns royalty payments on the Claim of $10,000 per year. Advance net smelter return royalty payments shall be due on the March 1 each year commencing March 1, 2009, and continuing to March 1 of each calendar year thereafter until the Agreement is terminated.

d)	Assessment Work

Paying to the Optionor, or on the Optionor’s behalf all Claim payments and assessment work required to keep the Claim and the Option in good standing during the term of the Agreement.

As at September 30, 2005, the agreement was in default as the September 14, 2005 cash payment of $14,000 was not made. The Company has not been provided with notice of default by the optionor to terminate the agreement. The Company negotiated with the optionor to extend the option until December 31, 2005 for consideration of $3,000. The agreement was terminated on December 6, 2005.

4.	LOAN PAYABLE

Directors of the Company provided loans of $24,402 to the Company during the period ended February 28, 2006. The loans are non-interest bearing, unsecured and payable upon demand.

5.	COMMON STOCK

The total number of (post stock split) authorized common stock that may be issued by the Company is 200,000,000 shares of stock with a par value of one tenth of one cent ($0.001) per share.

During the period from September 19, 2003 (Inception) to February 28, 2006, the Company issued 25,415,000 common shares (post stock split) for total cash proceeds of $26,050.

At February 28, 2006, there were no outstanding stock options or warrants.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

During the period ended February 28, 2006, we retained Robert Reukl, a geological consultant, to review the exploration and sample results that we obtained from work conducted on the Shining Tree property. Based upon his review of the data, he concluded that “the data does not offer anything in the way of additional exploration targets and the samples did not yield any encouraging values in precious or base metals”. Mr. Reukl recommended that we not continue with our option of the Shining Tree property.

In order to keep the option respecting the Shining Tree property in good standing, we were required to expend $20,000 in exploration costs on the property by March 1, 2006. We did not complete this exploration within the required time period. However, the optionor of the property has not notified us that he has terminated the option, as is required by the agreement.

On March 22, 2006, we entered into a letter of intent with Cia. Mexicana de Gas Natural, S.A. de C.V. (“CMGN”), a private Mexican corporation, whereby we may acquire an initial equity participation of 24% in a joint venture to design, construct, operate and maintain an open access natural gas pipeline between Valladoloid, Cancun and Punta Venado, as well as a liquidfied natural gas storage and regasification facility. The pipeline system will cover the gas demands of the productive and residential sectors in the region, as well as the power generation plants in Valladolid, Cancun and Nizuc.

In order to earn our equity participation in the joint venture agreement, we must pay CMGN $200,000 upon the execution of the letter of intent (paid) and an additional $1,169,336.12 upon the execution of a formal joint venture agreement, which shall occur within 60 days of the execution of the letter of intent, or May 22, 2006. In addition, we must issue 300,000 shares of our restricted stock to CMGN within 15 days following the execution of a joint venture agreement. We are in the process of negotiating a finder’s fee payable in connection with our introduction to CMGN. Such finder’s fee will only be payable if we execute a joint venture agreement with CMGN.

In order to make the $200,000 that was due upon the execution of the letter of intent with CMGN, James Askew and Edward Walker, two individuals who are at arm’s length to us, loaned these funds to us. The loan is unsecured, bears interest at a rate of 10% per annum and is due on June 4, 2006. We may satisfy the loan in its entirety by transferring our interest in the letter of intent to James Askew and L. Edward Walker.

Our plan of operation for the twelve months following the date of this report is to raise the $1,169,336 in financing necessary for us to earn our equity participation in the joint venture agreement. As well, we will need to raise an additional $205,000 to repay the loan we received plus interest. As well, we anticipate spending an additional $75,000 on administrative fees, including fees payable in connection with our compliance with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $1,449,336.

If we do not secure additional funding, we will not be able to participate in the proposed joint venture and our business plan will fail and operations will cease. We anticipate that we will raise additional funds through the sale of shares of common stock in our capital.

Results Of Operations For Period Ending February 28, 2006

We did not earn any revenues during the six-month period ending February 28, 2006. We incurred operating expenses in the amount of $21,594 for the six-month period ended February 28, 2006.

Our operating expenses were comprised of professional fees $16,353, mineral property costs of $3,000 and office and sundry costs of $2,241.

At February 28, 2006, we had total assets of $1,769, consisting entirely of cash. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $5,369 and loans payable from our directors of $24,402.

ITEM 3: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on February 28, 2006. This evaluation was conducted by our chief executive officer, Bryan McKay, and our principal accounting officer, Bruno Fruscalzo.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

We did not issue any securities during the quarter ended February 28, 2006.

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

DATED: April 14, 2006

Gulf United Energy, Inc.

/s/ Bryan McKay
Bryan McKay, President