Form 10QSB
period 2006-05-31
Gulf United Energy, Inc.
filed 2006-07-14
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   May 31, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________________ to ________________

Commission File Number    333-121571

GULF UNITED ENERGY, INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	Pending
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

203 Bannerman Street North, Box 219
Porcupine, Ontario, Canada	P0N 1C0
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code:   (807) 826-2610

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
[    ]  Yes   [ X ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,415,000 shares of $0.001 par value common stock outstanding as of July 12, 2006.

Gulf United Energy Inc.
(Formerly Stonechurch Inc.)

(An Exploration Stage Company)

THIRD QUARTER
FINANCIAL STATEMENTS

MAY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

GULF UNITED ENERGY INC.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	May 31, 2006	August 31, 2005

ASSETS

Current
Cash	$6,740	$432

LIABILITIES

Current
Accounts Payable and accrued liabilities	8,837	6,840
Loans Payable (Note 4)	29,402	-
	38,239	6,840

STOCKHOLDERS' DEFICIENCY

Common Stock (Note 5)
Authorized:
200,000,000 shares with a par value of $0.001

Issued and Outstanding:
25,415,000 shares as at May 31, 2006 and August 31, 2005	25,415	25,415
Additional paid in capital	635	635

(Deficit) accumulated during the exploration stage	(57,549)	(32,458)
	(31,499)	(6,408)

	6,740	432

The accompanying notes are an integral part of these financial statements

Gulf United Energy Inc.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended	Cumulative Period From Inception to
	May 31	May 31	May 31	May 31	May 31
	2006	2005	2006	2005	2006

Revenue	$-	$-	$-	$-	$-

Expenses
Office and sundry	1,139	747	3,381	3,029	10,044
Professional fees	1,867	348	18,220	6,815	31,998
Mineral property costs	490	2,143	3,490	2,505	15,507
	3,497	3,238	25,091	12,349	57,549

Net (Loss) For The Period	(3,497)	(3,238)	(25,091)	(12,349)	(57,549)

Basic and Diluted Loss Per Share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Shares Outstanding	25,415,000	5,083,000	25,415,000	5,083,000

The accompanying notes are an integral part of these financial statements

Gulf United Energy Inc.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended	Cumulative Period From Inception to
	May 31	May 31	May 31	May 31	May 31
	2006	2005	2006	2005	2006

Cash Flows From Operating Activities:
Net Loss for the period	(3,497)	(3,238)	(25,091)	(12,349)	(57,549)

Change in non-cash working capital items:
Accounts payable and accrued liabilities	3,468	329	1,997	2,914	8,837

Cash Flows From Financing Activities:
Capital stock issued	-	-	-	-	26,050
Loan payable	5,000	-	29,402	(2,000)	29,402
	5,000	-	29,402	(2,000)	55,452

Increase (Decrease) in Cash	4,971	(2,909)	6,308	(11,435)	6,740

Cash - Beginning of Period	1,769	7,855	432	16,381	-

Cash - End of Period	6,740	4,946	6,740	4,946	6,740

Supplementary Disclosure of Cash Flow Information:
Cash paid for:
Interest	-	-	-	-	-
Income taxes	-	-	-	-	-

The accompanying notes are an integral part of these financial statements

GULF UNITED ENERGY INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM SEPTEMBER 19, 2003 (INCEPTION) TO May 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

	COMMON SHARES		ADDITIONAL	DEFICIT ACCUMULATED DURING THE
		PAR	PAID-IN	EXPLORATION
	NUMBER	VALUE	CAPITAL	STAGE	TOTAL

Balance, September 19, 2003		$-	$-	$-	$-
(Date of inception)

Capital stock issued for cash:
October 2003 at $0.001	12,500,000	12,500	(10,000)	-	2,500
November 2003 at $0.005	800,000	800	-	-	800
December 2003 at $0.005	7,000,000	7,000	-	-	7,000
June 2004 at $0.01	5,000,000	5,000	5,000	-	10,000
July 2004 at $0.25	115,000	115	5,635	-	5,750
Net loss for the period	-	-	-	(15,880)	(15,880)
Balance, August 31, 2004	25,415,000	25,415	635	(15,880)	10,170

Net Loss for the year	-	-	-	(16,578)	(16,578)
Balance August 31, 2005	25,415,000	25,415	635	(32,458)	(6,408)

Net loss for the period	-	-	-	(25,091)	(25,091)
Balance May 31, 2006	25,415,000	25,415	635	(57,549)	(31,499)

The accompanying notes are an integral part of these financial statements

Gulf United Energy Inc.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended August 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosures needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended August 31, 2005 has been omitted. The results of operations for the nine month period ended May 31, 2006 are not necessarily indicative of results for the entire year ending August 31, 2006.

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

On March 22, 2006 The Company entered into a letter of intent to acquire an initial equity participation in a joint venture to design, construct, operate and maintain an open access natural gas pipeline in Mexico. An initial payment of $200,000 was due upon execution of the letter of intent. Funds for this payment were obtained in an arm’s length loan from two individuals. The loan is unsecured, bears interest at a rate of 10% per annum and is due May 1, 2006. The Company may satisfy the loan in its’ entirety by transferring its’ interest in the letter of intent to the loan holders. In addition to this, The Company must issue 300,000 shares of restricted stock within 15 days following the execution of a formal joint venture agreement and make an additional payment of $1,169,336 within 60 days of execution. This agreement was subsequently terminated effective May 22, 2006.

Gulf United Energy Inc.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	NATURE AND CONTINUANCE OF OPERATIONS (Continued)

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $57,549 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As at May 31, 2006, the Company had no cash equivalents.

c)	Mineral Property Acquisition Payments and Exploration Costs

The Company expenses all costs incurred on mineral properties to which it has secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probably reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

Gulf United Energy Inc.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

d)	Exploration Expenditures

The Company follows a policy of expensing exploration expenditures until a production decision in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

Gulf United Energy Inc.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)	Use of Estimates and Assumptions

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

f)	Foreign Currency Translation

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

g)	Financial Instruments

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

h)	Environmental Costs

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

Gulf United Energy Inc.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i)	Income Taxes

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

j)	Basic and Diluted Net Loss Per Share

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

k)	Stock Based Compensation

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

Gulf United Energy Inc.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

m)	New Accounting Standards

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

Gulf United Energy Inc.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2006
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

Directors of the Company provided loans of $29,402 to the Company during the period ended May 31, 2006. The loans are non-interest bearing, unsecured and payable upon demand.

5.	COMMON STOCK

The total number of (post stock split) authorized common stock that may be issued by the Company is 200,000,000 shares of stock with a par value of one tenth of one cent ($0.001) per share.

During the period from September 19, 2003 (Inception) to May 31, 2006, the Company issued 25,415,000 common shares (post stock split) for total cash proceeds of $26,050.

At May 31, 2006, there were no outstanding stock options or warrants.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

During the quarter ended May 31, 2006, we entered into a letter of intent with Cia. Mexicana de Gas Natural, S.A. de C.V. (“CMGN”), a private Mexican corporation, whereby we could acquire an initial equity participation of 24% in a joint venture to design, construct, operate and maintain an open access natural gas pipeline between Valladoloid, Cancun and Punta Venado, as well as a liquified natural gas storage and regasification facility. The pipeline system will cover the gas demands of the productive and residential sectors in the region, as well as the power generation plants in Valladolid, Cancun and Nizuc.

In order to earn our equity participation in the joint venture agreement, we must pay CMGN $200,000 upon the execution of the letter of intent (paid) and an additional $1,169,336.12 upon the execution of a formal joint venture agreement, which has not occurred by the required deadline. Accordingly, the letter of intent is considered terminated and non-binding unless a formal joint venture agreement is executed.

We are still pursuing the potential joint venture, subject to securing the necessary financing, of which there is no guarantee. Any joint venture would include our obligation to issue 300,000 shares of our restricted stock to CMGN within 15 days following the execution of a joint venture agreement. A finder’s fee would also be payable in connection with a formal joint venture agreement.

In order to make the $200,000 that was due upon the execution of the letter of intent with CMGN, James Askew and Edward Walker, two individuals who are at arm’s length to us, loaned these funds to us. The loan is unsecured, bears interest at a rate of 10% per annum. We may satisfy the loan in its entirety by transferring our interest in the letter of intent to James Askew and L. Edward Walker.

Our plan of operation for the twelve months following the date of this report is to raise the $1,169,336 in financing necessary for us to earn our equity participation in the joint venture agreement. As well, we will need to raise an additional $200,000 to repay the loan we received, plus all accrued interest. As well, we anticipate spending an additional $75,000 on administrative fees, including fees payable in connection with our compliance with reporting obligations. Total expenditures over the next 12 months are therefore expected to be approximately $1,460,000.

If we do not secure additional funding, we will not be able to participate in the proposed joint venture and our business plan will fail and operations will cease. We anticipate that we will raise additional funds through the sale of shares of common stock in our capital.

Results Of Operations For Period Ending May 31, 2006

We did not earn any revenues during the nine-month period ending May 31, 2006. We incurred operating expenses in the amount of $25,091 for the nine-month period ended May 31, 2006. Our operating expenses were comprised of professional fees $18,220, mineral property costs of $3,490 and office and sundry costs of $3,381.

At May 31, 2006, we had total assets of $6,740, consisting entirely of cash. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $8,837 and loans payable from our directors of $29,402.

ITEM 3: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on May 31, 2006. This evaluation was conducted by our chief executive officer, Bryan McKay, and our principal accounting officer, Bruno Fruscalzo.

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

We did not issue any securities during the quarter ended May 31, 2006.

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

DATED: July 12, 2006

Gulf United Energy, Inc.

/s/ Bryan McKay
Bryan McKay, President