Form 10KSB/A
period 2005-08-31
Gulf United Energy, Inc.
filed 2006-11-16
CIK 1312165

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON,  D.C. 20549

                                      FORM  10-KSB /A

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

                            Commission  file  number: 333-121571


                    GULF UNITED ENERGY INC. (formerly STONECHURCH INC.)
                        (Name of small business issuer in its charter)




	Nevada						Applied For
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



				Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                 Yes _____   	No  X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

		Yes  X 		No _____

State issuer's revenues for its most recent fiscal year:    Nil

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

   25,415,000 shares of common stock as at December 19, 2005

                                                           TABLE OF CONTENTS

                                                                            PAGE

ITEM 1:  DESCRIPTION OF BUSINESS...............................................4

ITEM 2:  DESCRIPTION OF PROPERTY..............................................13

ITEM 3:  LEGAL PROCEEDINGS....................................................13

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................13

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............13

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............14

ITEM 7:  FINANCIAL STATEMENTS.................................................15

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURES  .......................................................27

ITEM 8A:  CONTROLS AND PROCEDURES.............................................27

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.........27

ITEM 10:  EXECUTIVE COMPENSATION..............................................29

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......29

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................29

ITEM 13:  EXHIBITS AND REPORTS................................................30

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND
SERVICES......................................................................30

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

SHINING TREE MINERAL PROPERTY OPTION AGREEMENT

On March 15, 2004, we entered into an agreement with Jim Harold Forbes, whereby he granted the company an option to acquire a total of four mining claim units located in the West Shining Tree Lake area, Asquith Township, Larder Lake Mining Division, Ontario. In order to exercise the option and acquire a 100% interest in these claims, we must pay to Mr. Forbes a total of $50,000 as follows:

   *  $1,000 upon execution of the agreement, which we paid;
   *  an additional $14,000 by September 15, 2005 (delinquent);
   *  an additional $15,000 by March 15, 2007; and
   *  an additional $20,000 by March 15, 2008.

We must also incur exploration work on the Shining Tree property as follows:

   *  $2,500 by March 1, 2005 (incurred);
   *  an additional $2,500 by September 1, 2005 (incurred);
   *  an additional $20,000 by March 1, 2006;

   *  an additional $50,000 by March 1, 2007; and
   *  an additional $125,000 by March 1, 2008.

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


Vancouver, Canada
"Morgan & Company"

November 22, 2005                                          Chartered Accountants

                               STONECHURCH, INC.
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS

                                AS AT AUGUST 31
                            (STATED IN U.S. DOLLARS)




                                                               2005          2004
ASSETS

CURRENT
   Cash                                              $          432 $      16,381

LIABILITIES

CURRENT
   Accounts payable and accrued liabilities          $        6,840 $       4,211
   Loan payable (Note 4)                                        -           2,000
                                                              6,840         6,211

STOCKHOLDERS' EQUITY (DEFICIENCY)

COMMON STOCK (Note 5)
   Authorized:
      200,000,000 shares with a par value of $0.001

   Issued and Outstanding:
       25,415,000 shares at August 31, 2005 and 2004         25,415        25,415

   Additional paid-in capital                                   635           635

Deficit Accumulated During The Exploration Stage            (32,458)      (15,880)
                                                            ( 6,408)       10,170

                                                     $         432  $      16,381











   The accompanying notes are an integral part of these financial statements

                               STONECHURCH, INC.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENT OF OPERATIONS
                            (STATED IN U.S. DOLLARS)




                                                               Cumulative                               Cumulative
                                                                 Period                  		 Period
                                      YEAR                   From Inception,                         From Inception,
                                     ENDED                   September 19 to			     September 19 to
                                   AUGUST 31,			August 31				August 31
                                     2005                        2004                                     2005

REVENUE                          $           -  $                     -                  $                    -

EXPENSES
   Office and sundry                     4,330                       2,333                                   6,663
   Professional fees                     9,743                       4,035                                  13,778
   Mineral property costs                2,505                       9,512                                  12,017

NET LOSS FOR THE PERIOD          $      16,578  $                   15,880               $                  32,458


BASIC AND DILUTED LOSS PER SHARE $      (0.00)  $                   (0.00)



WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                  25,415,000                  18,144,145












   The accompanying notes are an integral part of these financial statements

                               STONECHURCH, INC.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                            (STATED IN U.S. DOLLARS)



                                                                       Cumulative                          Cumulative
                                                  YEAR                   Period                              Period
                                                 ENDED      From Inception, September 19 to     From Inception, September 19 to
                                               AUGUST 31,               August 31                           August 31
                                                  2005                    2004                                2005

Cash Flows From Operating Activities
   Net loss for the period                    $   (16,578)    $          (15,880)                $           (32,458)

   Change in non-cash working capital
     items:
      Accounts payable and accrued
        liabilities                                 2,629                  4,211                               6,840
                                                  (13,949)               (11,669)                            (25,618)

Cash Flows From Financing Activities
   Capital stock issued                                 -                 26,050                              26,050
   Loan payable                                    (2,000)                 2,000                                   -
                                                   (2,000)                28,050                              26,050

Increase (Decrease) In Cash During The
  Period                                          (15,949)                16,381                                 432

Cash, Beginning Of Period                          16,381                      -                                   -

Cash, End Of Period                           $       432     $           16,381                 $               432


Supplementary Disclosure Of Cash Flow
Information
   CASH PAID FOR:
      INTEREST                                $         -     $               -                  $                -
      INCOME TAXES                            $         -     $               -                  $                -









   The accompanying notes are an integral part of these financial statements

                               STONECHURCH, INC.
                         (AN EXPLORATION STAGE COMPANY)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

         PERIOD FROM SEPTEMBER 19, 2003 (INCEPTION) TO AUGUST 31, 2005
                            (STATED IN U.S. DOLLARS)




									   DEFICIT
                                                                         ACCUMULATED
                                         COMMON SHARES       ADDITIONAL   DURING THE
                                                    PAR       PAID-IN    EXPLORATION
                                       NUMBER      VALUE      CAPITAL       STAGE          TOTAL

Balance, September 19, 2003 (Date of
  inception)                             -      $      -    $      -     $         -  $         -

Capital stock issued for cash:
   October 2003 at $0.001            12,500,000      12,500     (10,000)           -        2,500
   November 2003 at $0.005              800,000         800           -            -          800
   December 2003 at $0.005            7,000,000       7,000           -            -        7,000
   June 2004 at $0.01                 5,000,000       5,000       5,000            -       10,000
   July 2004 at $0.25                   115,000         115       5,635            -        5,750
Net loss for the period                  -                -           -      (15,880)     (15,880)
Balance, August 31, 2004             25,415,000      25,415         635      (15,880)      10,170

Net loss for the year                    -             -              -      (16,578)     (16,578)
Balance, August 31, 2005             25,415,000 $    25,415 $       635   $  (32,458) $   ( 6,408)










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

   The components of the net deferred tax asset at August 31, 2005, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

 Net operating loss     $    32,458
 Statutory tax rate             34%
 Effective tax rate               -
 Deferred tax asset     $    11,036
 Valuation allowance    $   (11,036)
                        -------------

 Net deferred tax asset $         -
                        -------------

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


				        Number	 Transactions   Known Failures
                                        Of late	 Not Timely     To File a
Name and principal position             Reports  Reported       Required Form
---------------------------		-------	 ------------   --------------
Bryan   McKay                           0          0		   1
(President and director)

Bruno Fruscalzo                         0          0               1
(Secretary, treasurer and director)


ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended August 31, 2005.

                     Annual Compensation                         Long Term Compensation
 					Other                    Restricted Stock Options/ LTIP        All Other
Name (1)    Title     Year Salary Bonus Annual Compensation      Awarded          SARs (#) payouts ($) Compensation

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

TITLE OF      NAME AND ADDRESS                  BENEFICIAL     PERCENT
CLASS         OF BENEFICIAL OWNER               OWNERSHIP      OF CLASS

COMMON         Bryan McKay                    6,250,000      24.59%
STOCK          President, Chief
               Executive Officer
               and Director
            203 Bannerman Street North
               Porcupine, Ontario P0N 1C0

COMMON         Bruno Fruscalzo                6,250,000       24.59%
STOCK          Secretary, Treasurer
               Principal Accounting Officer
               and Director
            6282 Kathleen Avenue, Suite 301
               Burnaby, B.C. V5H 4J4

COMMON         All Officers and Directors   12,500,000      49.18%
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

Gulf United Energy, Inc.


By      /s/ Bryan McKay

	-------------------------
        Bryan McKay
        President, CEO & Director
        Date: November 15, 2006

By      /s/ Bruno Fruscalzo

	--------------------------
        Bruno Fruscalzo
        Principal financial officer,
        principal accounting officer,
        Secretary, Treasurer and Director
        Date: November 15, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By      /s/ Bryan McKay

	-------------------------
        Bryan McKay
        President, CEO & Director
        Date: November 15, 2006


By      /s/ Bruno Fruscalzo

	---------------------------
        Bruno Fruscalzo
     Principal financial officer,
        principal accounting officer,
        Secretary, Treasurer and Director
     Date: November 15, 2006