Form 10KSB
period 2006-08-31
Gulf United Energy, Inc.
filed 2006-12-14
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission file number: 000-52322

GULF UNITED ENERGY, INC. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of	20-5893642 (I.R.S. Employer Identification No.) incorporation or organization)

5858 Westheimer Street, Suite 850 Houston, Texas, 77057 (Address of principal executive offices)

(713) 942-6575 Issuer’s telephone number

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

Yes   _______                        No ____X____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes ___X____		No _______

State issuer’s revenues for its most recent fiscal year:	Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$17,112,375 as at December 13, 2006 based on the average of the closing bid and ask price of our common stock

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

25,415,000 shares of common stock as at December 13, 2006

PART I

ITEM 1: DESCRIPTION OF BUSINESS

During the fiscal year ended August 31, 2006, we retained Robert Reukl, a geological consultant, to review the exploration and sample results that we obtained from work conducted on the Shining Tree property. Based upon his review of the data, he concluded that “the data does not offer anything in the way of additional exploration targets and the samples did not yield any encouraging values in precious or base metals”. Mr. Reukl recommended that we not continue with our option of the Shining Tree property. Accordingly, we allowed our option to lapse and wrote off our interest in the property.

On March 22, 2006, we entered into a letter of intent with Cia. Mexicana de Gas Natural, S.A. de C.V. (“CMGN”), a private Mexican corporation owned by Fernando Calvillo and Manuel Calvillo, whereby we could acquire an initial equity participation of 24% in two joint venture companies to design, construct, operate and maintain an open access natural gas pipeline between Valladoloid, Cancun and Punta Venado, as well as a liquified natural gas storage and re-gasification facility. The pipeline system will cover the gas demands of the productive sectors in the region, as well as the power generation plants in Valladolid, Cancun and Nizuc. The letter was further amended on November 14, 2006 and December 12, 2006. Each joint venture company would have a 50% interest giving us a net 12% interest in each project.

Letter of Intent

The letter of intent with CMGN acknowledges that we have advanced it a total of $1,038,985 to date pursuant to the original letter of intent. The amended letter also provides that, in order to earn the 24% joint venture interest, we must pay an additional $409,410.92 to CMGN by December 15, 2006 and issue 750,000 shares of our restricted stock to CMGN within 15 days following the execution of a joint venture agreement, which shall occur by January 15, 2007.

In connection with the letter of intent, as amended, we have agreed to pay to James Askew of Houston, Texas, a finder’s fee equal to 8.5% of any proceeds that we receive from the joint venture. Mr. Askew introduced us to the principals of CMGN and participated in the negotiation, execution and amendment of the letter of intent. We will not have any finder’s fee obligation to Mr. Askew if we do not conclude the formal joint venture agreement with CMGN.

In order to advance the payments to CMGN noted above, we relied upon loans totaling $1,038,985 from James Askew. These loans are secured by our equity interest in the joint venture. The loan bears interest at a rate of 10% per annum and is due in full on April 30, 2007. We may satisfy the loan in its entirety by transferring our interest in the letter of intent to Mr. Askew.

The letter of intent provides that we and CMGN will incorporate two joint venture entities and that we shall have a 12% equity interest in each. It is intended that one joint venture entity will own the pipeline and the other one will own the re-gasification facility. We will be responsible for a share of the project costs equal to our equity participation in each joint venture entity.

The letter of intent also provides that it will be replaced, in due course, by a formal joint venture agreement.

Project Description

The proposed natural gas pipeline will be bi-directional and is planned to be 16 inches in diameter with a total length of approximately 234 kilometers. It will have the capacity to transport 183 million cubic feet of natural gas daily within the Mexican states of Quintana Roo and Yucatan. It is anticipated that the pipeline would address the industrial demand for natural gas in the region, as well as the demand of power generation plants located in the cities Valladolid, Cancun and Nizuc. The proposed pipeline system has two options for natural gas provision: an interconnection with the established Mayacan system, owned by Gaz de France, and a re-gasification plant located on port near Punta Venado, Quintana Roo.

Currently, we are planning for both potential options. We would prefer to build a re-gasification plant utilizing the full capacity of the pipeline to transport imported gas. However, we intend to rely on the existing Mayacan system until all necessary permits are received to proceed with the re-gasification plant.

The construction of the natural gas pipeline will be performed by contractors selected through a competitive bidding process. The engineering and tender preparation will be performed by the joint venture itself. The joint venture will also be the overall project management company.

Engineering, procurement and construction of the project is expected to commence during the second quarter of 2007 and to be completed in approximately one year.

Permitting and Compliance With Government Regulation

In order to proceed with the construction of the natural gas pipeline, the joint venture must obtain various permits from municipal, state and federal agencies in Mexico, as well as a right of way with respect to the properties impacted by the pipeline. The necessary transport permit has already received approval from the Mexican Energy Regulatory Commission.

Environmental impact and environmental risk permit applications are ready for submission and are expected to be granted within 90 days, provided that there are no issues. The joint venture does not anticipate any difficulties with obtaining these permits in the expected time frame. Additional permit applications must be filed with the National Anthropology and History Institute, the Communications and Transports Ministry, the National Water Commission and the national railroads. All of these permit applications are in various stages of completion and are expected to be finalized within the next six months. To date, approximately $4,500,000 has been expended in preliminary engineering, topographic surveying and right of way certification.

We do not expect there to be any other government regulations that will impact the project. If certain permits need to be amended to better reflect the operational nature of the project, we may incur additional fees of up to $20,000.

Anticipated Cost and Financing

The anticipated cost of the natural gas pipeline construction project is approximately $140,000,000. This cost was calculated by considering, among other things, the acquisition cost of rights of way, materials, construction and measurement equipment. These costs were calculated in accordance with the Mexican Energy Regulatory Commission’s model. The expected budget is as follows:

Right of way procurement:	$13,610,190
Construction costs:	$26,208,080
Engineering, procurement
and construction management:	$8,330,298
Materials:	$58,015,421
Allowance for funds
used during construction	$19,867,904
Miscellaneous and other costs:	$13,491,321

Total projected cost:	$139,523,214

Construction of the natural gas pipeline will not commence until all necessary financing is secured. To date, neither we nor CMGN have any agreement for the financing of the projects. However, it is expected that the projects will be secured by a combination of asset based debt financing (approximately 70%) and equity financing (approximately 30%). We will be responsible for our pro rata portion of the necessary financing.

Customers

We anticipate that our principal customers will be two power plants operated by Comisin Federal de Electricidad (“CFE”), Mexico’s state run power company, that are located in nearby Nizuc and Cancun. CMGN has had extensive discussions with CFE regarding the supply of natural gas to these power plants and has indicated that they would be interested in generating power with natural gas. Both power plants are capable of using natural gas and fuel oil without modification.

We also consider hotels and resorts based in the Cancun area to be prospective customers.

We anticipate negotiating agreements with potential customers on a take or pay basis for a 15 year period, with five to ten year renewals, with a base load rate and an excess volume rate. There would also be different escalations for discounts depending on the individual volume. Our natural gas transport fee will be based on a standard Energy Regulatory Commission formula that allows the pipeline owner to recoup up to 20% profit annually on its equity after all investment costs are satisfied.

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

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, WE WILL NOT BE ABLE TO COMPLETE OUR ACQUISITION OF AN INTEREST IN THE PIPELINE AND REGASIFICATION JOINT VENTURE AND WILL NOT BE ABLE TO FUND OUR JOINT VENTURE OBLIGATIONS.

Our current operating funds are less than necessary to earn our equity participation in the Mexican pipeline and regasification facility joint venture projects. In order to acquire our interest in these projects, we must pay Cia. Mexicana de Gas Natural, S.A. de C.V. (“CMGN”) $409,410.92. In addition, we will be required to invest approximately $5,000,000 for our portion of the joint venture costs.

We will require additional funding in order to meet these monetary commitments. We do not currently have any arrangements for financing. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our business plan and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

IF WE HAVE TO RAISE ADDITIONAL FINANCING THROUGH THE SALE OF EQUITY CAPITAL, THIS WILL RESULT IN DILUTION TO THE EXISTING SHAREHOLDERS.

One likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders, resulting in a decrease in share value. The only other anticipated alternative for the financing of our joint venture acquisition and development is debt financing. However, we do not have any commitments from third parties to provide such debt financing.

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

During the fiscal year ended August 31, 2006, our business operations pertaining to the exploration of the Shining Tree property failed. In March 2006, our management decided to enter into a letter of intent to acquire an interest in a Mexican natural gas pipeline project. We have not yet acquired an interest in this project and have not executed a formal joint venture agreement.

Because we have not yet commenced operations in this new business sector, it is difficult to evaluate the likelihood that our business will be successful. Accordingly, an investment in our company carries a higher risk of loss.

We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new business ventures and the high rate of failure of such enterprises. Prior to completion of the proposed joint venture projects, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the near future.

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

We have incurred losses since our inception resulting in an accumulated deficit of $64,035 at August 31, 2006. Further losses are anticipated in the development of our business. As a result, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. If we cannot raise financing to meet our obligations, we will be insolvent and will cease business operations.

IF WE ARE UNABLE TO OBTAIN THE NECESSARY PERMITS FOR CONSTRUCTION OF THE NATURAL GAS PIPELINE IN MEXICO, OUR BUSINESS PLAN WILL FAIL.

Prior to commencing construction of a natural gas pipeline between Valladoloid, Cancun and Punta Venado, we need to obtain various permits from the Mexican government or Mexican governmental agencies. These include environmental impact and risk permits. There is no guarantee that we will receive these permits upon submission. If we are unable to obtain these permits, the joint venture will not be allowed to construct the proposed pipeline and our business plan will fail.

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

A PURCHASER IS PURCHASING PENNY STOCK WHICH LIMITS THE ABILITY TO SELL THE STOCK.

Our issued and outstanding shares of common stock constitute penny stock under the Securities and Exchange Act. The shares will remain penny stock for the foreseeable future. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction, the broker-dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for our stock and accordingly, shareholders may find it difficult to sell their securities, if at all.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the “Risk Factors” section and elsewhere in this annual report.

ITEM 2: DESCRIPTION OF PROPERTY We do not own or lease any property. ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5:    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock were quoted for trading on the OTC Bulletin Board commencing on August 28, 2005 under the symbol STCC. The OTC Bulletin Board is a network of security dealers who buy and sell stock. A computer network that provides information on current “bids” and “asks”, as well as volume information, connects the dealers.

On November 11, 2005, we completed a split of our common stock such that every pre-split share was exchanged for five post-split shares of common stock. Our trading symbol concurrently changed to SCHH. When we underwent a name change on March 2, 2006, our symbol subsequently changed to GLFE.

The following table sets forth the high and low closing prices of our common stock traded on the OTC Bulletin Board during the fiscal year ended August 31, 2006:

Period	High	Low
September 1 to November 30, 2005	no trades
December 1, 2005 to February 28, 2006	no trades
March 1 to May 31, 2006	$1.03	$1.00
June 1 to August 31, 2006	$1.65	$0.70

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

We had 26 shareholders of record as at the date of this annual report.

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

ITEM 6:    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this annual report is to complete our acquisition of a joint venture interest in the natural gas pipeline and liquid natural gas re-gasification facility in the states of Quintana Roo and Yucatan, Mexico. To complete this acquisition, we must pay Cia. Mexicana de Gas Natural, S.A. de C.V. (“CMGN”) $409,410.92 by December 15, 2006. We must then negotiate and execute a formal joint venture agreement concerning the proposed projects. Within 15 days following the execution of a joint venture agreement, which must occur by January 15, 2007, we are obligated to issue 750,000 shares of our restricted stock to CMGN.

We then anticipate commencing engineering, procurement and construction of the natural gas pipeline in the second quarter of 2007. We estimate that it will take approximately one year to complete the pipeline at a total cost of about $140,000,000. Our share of these projected costs will be $16,800,000. We anticipate raising these funds through secured debt financing (as to about $11,800,000) and through the sale of our equity (as to about $5,000,000). However, there is no guarantee that we will be able to raise the necessary funding for completion of the natural gas pipeline project.

We also anticipate spending approximately $600,000 during the next 12 months on general and administrative expenses. Total expenditures over the next 12 months are therefore expected to be approximately $17,850,000.

Results Of Operations For Period Ending August 31, 2006

We did not earn any revenues during the fiscal year ended August 31, 2006. We have not completed the acquisition of a joint venture interest relating to the design, construction, operation and maintenance of an open access natural gas pipeline between Valladoloid, Cancun and Punta Venado and a liquified natural gas storage and regasification facility. Accordingly, we currently do not have any revenue generating operations.

We incurred operating expenses in the amount of $31,577 for the fiscal year ended August 31, 2006, as compared to a loss of $16,578 in fiscal 2005. The increase in our net loss in fiscal 2006 was primarily a result of an increase in professional fees (2006 - $24,385; 2005 - $9,743). The operating expenses in the fiscal year ended August 31, 2006 were comprised of professional fees of $24,385, mineral property costs of $3,490 and office and sundry costs of $7,035.

At August 31, 2006, we had assets of $2,869 consisting entirely of cash. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $11,452 and loans payable of $29,402.

We have not attained profitable operations and are dependent upon obtaining financing. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 7: FINANCIAL STATEMENTS

GULF UNITED ENERGY, INC.
(Formerly Stonechurch, Inc.)
(A Development Stage Company)

FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of Gulf United Energy, Inc. (formerly Stonechurch, Inc.) (A Development Stage Company)

We have audited the accompanying balance sheets of Gulf United Energy, Inc. (formerly Stonechurch, Inc.) (a development stage company) as of August 31, 2006 and 2005, and the related statements of operations, cash flows, and stockholders’ deficiency for each of the two years in the period ended August 31, 2006, and for the cumulative period from inception, September 19, 2003, to August 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2006, and for the cumulative period from inception, September 19, 2003, to August 31, 2006, in conformity with United States generally accepted accounting principles.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a stockholders’ deficiency and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada December 8, 2006	MORGAN & COMPANY Chartered Accountants

GULF UNITED ENERGY, INC.
(Formerly Stonechurch, Inc.)
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	AUGUST 31
	2006	2005

ASSETS

Current
Cash	$2,869	$432

LIABILITIES

Current
Accounts payable and accrued liabilities	$11,452	$6,840
Loans payable (Note 4)	29,402	-
	40,854	6,840

STOCKHOLDERS’ DEFICIENCY

Common Stock (Note 5)
Authorized:
200,000,000 common shares with a par value of $0.001

Issued and outstanding:
25,415,000 common shares (post stock split) at August 31, 2006
5,083,000 common shares (pre-stock split) at August 31, 2005
	25,415	5,083

Additional paid-in capital	635	20,967

Deficit Accumulated During The Development Stage	(64,035)	(32,458)
	(37,985)	(6,408)

	$2,869	$432

The accompanying notes are an integral part of these financial statements.

GULF UNITED ENERGY, INC.
(Formerly Stonechurch, Inc.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			SEPTEMBER 19
	YEARS ENDED		2003 TO
	AUGUST 31		AUGUST 31
	2006	2005	2006

Revenue	$-	$-	$-

Operating Expenses
Office and sundry	7,035	4,330	13,698
Professional fees	24,385	9,743	38,163
	31,420	14,075	51,861
Other Income And Expenses
Gain on settlement of debt	(3,333)	-	(3,333)

Loss From Continuing Operations	(28,087)	(14,073)	(48,528)

Loss From Discontinued Operations	(3,490)	(2,505)	(15,507)

Net Loss	$(31,577)	$(16,578)	$(64,035)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of Shares
Outstanding	25,415,000	25,415,000	25,415,000

The accompanying notes are an integral part of these financial statements.

GULF UNITED ENERGY, INC.
(Formerly Stonechurch, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
			CUMULATIVE
			PERIOD FROM
			INCEPTION
			SEPTEMBER 19
	YEARS ENDED		2003 TO
	AUGUST 31		AUGUST 31
	2006	2005	2006

Cash Provided By (Used In)

Operating Activities
Net loss for the period	$(31,577)	$(16,578)	$(64,035)

Adjustments To Reconcile Net Loss From Operations
To Net Cash Used In Operating Activities
Non-cash portion of interest expense	3,333	-	3,333
Gain on settlement of debt	(3,333)	-	(3,333)

Change in non-cash operating working capital items:
Accounts payable and accrued liabilities	4,612	2,629	11,452
	(26,965)	(13,949)	(52,583)
Financing Activities
Capital stock issued	-	-	26,050
Loan payable	229,402	(2,000)	229,402
	229,402	(2,000)	255,452

Investing Activity
Investment	(200,000)	-	(200,000)
Increase (Decrease) In Cash	2,437	(15,949)	2,869

Cash, Beginning Of Period	432	16,381	-

Cash, End Of Period	$2,869	$432	$2,869

Non-Cash Investing And Financing Activities
Settlement of loan payable by assignment of
investment:
Loan payable	$(200,000)	-	$(200,000)
Investment	$200,000	-	$200,000

Supplementary Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GULF UNITED ENERGY, INC.
(Formerly Stonechurch, Inc.)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, SEPTEMBER 19, 2003, TO AUGUST 31, 2006
(Stated in U.S. Dollars)

	COMMON SHARES		ADDITIONAL
		PAR	PAID-IN	ACCUMULATED
	NUMBER	VALUE	CAPITAL	DEFICIT	TOTAL

Balance, September 19, 2003
(date of inception)	-	$-	$-	$-	$-

Capital stock issued for cash:
October 2003 at $0.001
	2,500,000	2,500	-	-	2,500
November 2003 at
$0.005	160,000	160	640	-	800
December 2003 at
$0.005	1,400,000	1,400	5,600	-	7,000
June 2004 at $0.01	1,000,000	1,000	9,000	-	10,000
July 2004 at $0.25	23,000	23	5,727	-	5,750
Net loss for the period	-	-	-	(15,880)	(15,880)

Balance, August 31, 2004	5,083,000	5,083	20,967	(15,880)	10,170

Net loss for the year	-	-	-	(16,578)	(16,578)

Balance, August 31, 2005	5,083,000	5,083	20,967	(32,458)	(6,408)

November 10, 2005 – Stock
Split Adjustment	20,332,000	20,332	(20,332)	-	-
Net loss for the year	-	-	-	(31,577)	(31,577)

Balance, August 31, 2006	25,415,000	$25,415	$635	$(64,035)	$(37,985)

The accompanying notes are an integral part of these financial statements.

GULF UNITED ENERGY, INC. (Formerly Stonechurch, Inc.) (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005 (Stated in U.S. Dollars)

1.		NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada, U.S.A., on September 19, 2003. The Company currently has limited operations and is seeking new projects. The Company is a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company had previously been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It was primarily engaged in the acquisition and exploration of mining properties. The Company plans on changing its focus to the oil and gas sector and has entered into a letter of intent with a private Mexican company to acquire an interest in a natural gas pipeline project in Mexico. Operating expenditures related to the exploration stage have been presented as discontinued operations.

On November 10, 2005, the Board of Directors authorized a 5 for-1 stock split of the Company’s $0.001 par value common stock. As a result of the split, 20,332,000 additional shares were issued, and additional paid-in capital was reduced by $20,332.

On March 2, 2006 the Company amended its’ articles of incorporation to reflect a name change from Stonechurch Inc. to Gulf United Energy Inc.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $64,035 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.		SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in U.S. dollars.

GULF UNITED ENERGY, INC. (Formerly Stonechurch, Inc.) (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005 (Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	b)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

As at August 31, 2006 and 2005, the Company had no cash equivalents.

	c)	Mineral Property Acquisition Payments

The Company expenses all costs incurred on mineral properties to which it has secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent acquisition costs of the property will be capitalized.

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

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable mineral concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

GULF UNITED ENERGY, INC.
(Formerly Stonechurch, Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	d)	Exploration Expenditures (Continued)

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

The accumulated costs of properties that are developed to the stage of commercial production will be amortized to operations through unit-of-production depletion.

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

	f)	Financial Instruments

The Company’s financial instruments consist of cash, and accounts payable and accrued liabilities.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

GULF UNITED ENERGY, INC. (Formerly Stonechurch, Inc.) (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005 (Stated in U.S. Dollars)

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

GULF UNITED ENERGY, INC. (Formerly Stonechurch, Inc.) (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005 (Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	j)	Stock Based Compensation

The Company accounts for stock based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 – “Accounting for Stock Issued to Employees” (APB No. 25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 – “Accounting for Stock Based Compensation” (SFAS No. 123). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and ratably for future services over the option vesting period.

	k)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2006, and the periods then ended, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	l)	Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143’), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

GULF UNITED ENERGY, INC. (Formerly Stonechurch, Inc.) (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005 (Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	m)	New Accounting Standards

December 2004 – FASB issued Statement No. 123 (revised 2004) (“FAS 123(R)”) – “Share Based Payment”. This statement requires that the cost resulting from all share based transactions be recorded in the financial statements. FAS 123(R) establishes fair value as the measurement objective in accounting for share based payment arrangements, and requires all entities to apply a fair value based measurement in accounting for share based payment transactions with employees. FAS 123(R) also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share based payment transactions. FAS 123(R) replaces FASB Statement No. 123 – “Accounting for Stock Based Compensation” and supersedes APB (Accounting Principles Board) Opinion No. 25 – “Accounting for Stock Issued to Employees”. The provisions of FAS 123(R) will be effective for the Company beginning with its fiscal year ending 2007. The Company has determined that the adoption of FAS 123(R) does not have an impact on its results of operations or financial position.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

3.	INVESTMENTS

On March 22, 2006, the Company entered into a letter of intent with Cia. Mexicana de Gas Natural, S.A. de C.V. (“CMGN”), a private Mexican corporation, whereby the Company would acquire a 50% interest in a joint venture to be formed (the “Gulf United/CMGN Joint Venture”). The Company would contribute cash to the Gulf United/CMGN Joint Venture and CMGN would contribute its 24% equity interest in a project to design, construct, operate and maintain an open access natural gas pipeline between Valladoloid, Cancun and Punta Venado, as well as its initial 24% equity interest in a project to build a proposed liquefied natural gas storage and regasification facility. The Company borrowed $200,000 from a shareholder to make the initial advance required under the letter of intent. No additional payments were made. The letter of intent was terminated on May 22, 2006 and the investment in the joint venture was transferred to the lender in full settlement of the debt.

GULF UNITED ENERGY, INC. (Formerly Stonechurch, Inc.) (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005 (Stated in U.S. Dollars)

3.	INVESTMENTS (Continued)

Subsequent to August 31, 2006, the Company entered into an amended letter of intent with CMGN whereby the general terms of the initial letter of intent were reinstated. The amended letter of intent acknowledges $1,036,985 has been advanced to CMGN on behalf of the Company, by a Company shareholder, (including the initial advance of $200,000) pursuant to the original letter of intent. In order to earn its 50% in the Gulf United/CMGN Joint Venture, the Company must pay an additional $409,410 to CMGN by December 15, 2006 and issue 750,000 shares of the Company’s restricted stock to CMGN within 15 days following the execution of a joint venture agreement, which shall occur by January 15, 2007.

The Company has entered into a loan agreement with a shareholder regarding the $1,038,985 advanced on its behalf. The loan is secured by the Company’s equity interest in the joint venture, bears interest at a rate of 10% per annum and is due in full on April 30, 2007. The Company may, at any time, satisfy the loan in its entirety by transferring its interest in the letter of intent to the lender.

In connection with the amended letter of intent the Company has agreed to pay a finder’s fee to the lending shareholder equal to 8.5% of any proceeds the Company receives from the joint venture. The Company will not have any finder’s fee obligation if it does not conclude the formal joint venture agreement with CMGN.

4.	MINERAL PROPERTY

The Company held a mineral property option agreement (the “Agreement”) dated March 15, 2004, which it was granted an option to acquire a 100% undivided right, title and interest in a mineral claim unit, known as the West Shiningtree Lake claim (the “Claim”), located in the Larder Lake Mining Division of Ontario, Canada for cash payments totalling $50,000 ($1,000 paid), and incurring exploration and development work on the Claim totalling at least $200,000 by March 15, 2008 ($5,000 incurred).

The agreement was terminated on December 6, 2005 as the required September 14, 2005 cash payment of $14,000 was not made.

5.	LOAN PAYABLE

Directors of the Company provided loans of $29,402 (2005 - $Nil) to the Company during the year ended August 31, 2006. The loans are non-interest bearing, unsecured and payable upon demand.

GULF UNITED ENERGY, INC. (Formerly Stonechurch, Inc.) (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS AUGUST 31, 2006 AND 2005 (Stated in U.S. Dollars)

6.	COMMON STOCK

The total number of (post stock split) authorized common stock that may be issued by the Company is 200,000,000 shares of stock with a par value of one tenth of one cent ($0.001) per share.

During the period from September 19, 2003 (Inception) to August 31, 2006, the Company issued 25,415,000 common shares (post stock split) for total cash proceeds of $26,050.

At August 31, 2006, there were no outstanding stock options or warrants.

7.	INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses totalling approximately $64,000 which expire commencing 2025. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset and the elected amount of the valuation allowance are indicated below:

	2006	2005
Statutory tax rate	34%	34%
Deferred tax asset	$21,700	$11,040
Valuation allowance	(21,700)	(11,040)
Net deferred tax asset	$-	$-

The Company’s provision for income taxes differs from the amounts computed by applying the statutory income tax rates to the loss as a result of the following:

	2006	2005
Recovery of income taxes at statutory rates	$10,700	$5,640
Tax benefit not recognized on current year’s losses	(10,700)	(5,640)
	$-	$-

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

PART III

ITEM 9:      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name	Age	Position with Registrant Served as a Director
		or Officer Since

Don W. Wilson	59	President, C.E.O.,	November 14, 2006
		and director

Bruno Fruscalzo	37
		Secretary, Treasurer,	September 19, 2003
		principal accounting
		officer, principal
		financial officer and
		director

The following describes the business experience of the Company's directors and executive officers, including other directorships held in reporting companies:

Mr. Don W. Wilson has acted as our president, chief executive officer, promoter and as a director since November 14, 2006.

Mr. Wilson is a graduate of Sam Houston State University with a Bachelor of Science degree (1969) and a Master of Science degree (1974). Since October 2001, he has owned and operated a cattle ranch in Crockett, Texas. Prior to October 2001, he held numerous director and officer positions with private and public companies, including the following positions:

-	March 1998 to October 2001: acted as president and chief operating officer of Odyssea Marine, Inc a private Houston based company involved in marine transportation and independent power generation.

-	April 1998 to July 2001: acted as Chairman of the Board of Grant Geophysical, Inc., a public company involved in domestic and international geophysical surveying

-	1996 to 1998: acted as president and chief executive officer of F.W. Oil Interest, Inc., a private oil and gas exploration and production company

-	1993 to 1995: acted as president of Offshore Pipelines, Inc. and O.P.I. International, Inc., a publicly owned companies involved in the marine construction industry with operations in the Gulf of Mexico, Mexico, India, the Middle East, Southwest Asia and Africa.

Mr. Wilson intends to devote 90% of his business time to our affairs. He is primarily responsible for managing our business operations concerning the acquisition and exploration of mineral properties.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended August 31, 2006 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form
Don W. Wilson	0	0	0
(President and director)

Bruno Fruscalzo	0	0	0
(Secretary, treasurer and director)

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended August 31, 2005.

		Annual Compensation				Long Term Compensation

					Other Annual	Restricted Stock	Options/	LTIP	All Other
Name	Title	Year	Salary	Bonus Compensation		Awarded	SARs (#)	payouts ($)	Compensation
Don W.	President	2006	$0	0	0	0	0	0	0
Wilson
Bryan	Former	2006	$0	0	0	0	0	0	0
McKay	President
Bruno	Secretary	2006	$0	0	0	0	0	0	0
Fruscalzo	Treasurer

ITEM 11:     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at December 13, 2006 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Title of	Name and address	Beneficial Percent
Class	of beneficial owner	Ownership	of class

Common	Don W. Wilson	Nil	0.00%
Stock	President, Chief
	Executive Officer
	and Director
	PO Box 1128
	Crockett, Texas 75835

Common	Bryan McKay	6,250,000	24.59%
Stock	203 Bannerman Street North
	Porcupine, Ontario P0N 1C0

Common	Bruno Fruscalzo	6,250,000	24.59%
Stock	Secretary, Treasurer
	Principal Accounting Officer
	and Director
	6282 Kathleen Avenue, Suite 301
	Burnaby, B.C. V5H 4J4

Common	All Officers and Directors	12,500,000	49.18%
Stock	as a Group that consists of	shares
	two people

The percent of class is based on 25,415,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our directors, Brian McKay and Bruno Fruscalzo, have loaned $18,000 and $11,402 to us respectively. These loans are unsecured, non-interest bearing and have no fixed terms of repayment.

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

ITEM 13: EXHIBITS AND REPORTS

Exhibits

3.1	Articles of Incorporation*

3.2	Bylaws*

5.1	Letter of Intent

5.2	Amendment to Letter of Intent

5.3	Loan Agreement

5.4	Finder’s Fee Agreement

99.1	Proposed pipeline map

*	Filed as an exhibit to our registration statement on Form SB-2 dated December 23, 2004.

**	Filed as an exhibit to our registration statement on Form SB-2 dated May 31, 2005.

Reports on Form 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of 2006.

ITEM 14:      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Morgan & Company, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Fiscal year ended	Fiscal year ended
	August 31, 2006	August 31, 2005

Audit fees	$6,400	$3,230
Audit-related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gulf United Energy, Inc.

By	DON W. WILSON Don W. Wilson President, CEO & Director Date: December 13, 2006

By	BRUNO FRUSCALZO Bruno Fruscalzo Principal financial officer, principal accounting officer, Secretary, Treasurer and Director Date: December 13, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	DON W. WILSON Don W. Wilson President, CEO & Director Date: December 13, 2006

By	BRUNO FRUSCALZO Bruno Fruscalzo Principal financial officer, principal accounting officer, Secretary, Treasurer and Director Date: December 13, 2006