Form 10QSB
period 2006-11-30
Gulf United Energy, Inc.
filed 2007-01-19
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

	For the transition period	to

Commission File Number 000-52322

                                  Gulf United Energy, Inc.
(Exact name of small Business Issuer as specified in its charter)

Nevada	20-5893642
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

5858 Westheimer Street, Suite 850
Houston, Texas	77057
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code:	(713)	942-6575

                                              N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,415,000 shares of $0.001 par value common stock outstanding as of January 16, 2007.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

FIRST QUARTER FINANCIAL STATEMENTS

November 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

GULF UNITED ENERGY, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	NOVEMBER 30	AUGUST 31
	2006	2006

ASSETS

Current
Cash	$-	$2,869

Advances On Investment Acquisition	1,113,985	-

	$1,113,985	$2,869

LIABILITIES

Current
Accounts payable and accrued liabilities	$22,110	$11,452
Loan payable – related party	26,574	29,402
Loan payable and accrued interest	1,162,805	-
	1,211,489	40,854

STOCKHOLDERS’ DEFICIENCY

Common Stock
Authorized:
200,000,000 shares with a par value of
$0.001

Issued and Outstanding:
25,415,000 shares, as at November 30,	25,415	25,415
2006 and August 31, 2006

Additional paid-in capital	635	635

Deficit Accumulated During The Development Stage	(123,554)	(64,035)
	(97,504)	(37,985)

	$1,113,985	$2,869

The accompanying notes are an integral part of these financial statements

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD
			FROM INCEPTION
			SEPTEMBER 19
	THREE MONTHS ENDED		2003 TO
	NOVEMBER 30		NOVEMBER 30
	2006	2005	2006

Revenue	$-	$-	$-

Expenses
Office and sundry	938	648	14,636
Professional fees	19,761	13,012	57,924
Interest	38,820	-	38,820
	59,519	13,660	111,380

Other Income And Expenses
Gain on settlement of debt	-	-	(3,333)

Loss From Continuing Operations	(59,519)	(13,660)	(108,047)

Loss From Discontinued Operations	-	(3,000)	(15,507)

Net Loss For The Period	$(59,519)	$(16,660)	$(123,554)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares
Outstanding	25,415,000	25,415,000

The accompanying notes are an integral part of these financial statements

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD
			FROM INCEPTION
			SEPTEMBER 19
	THREE MONTHS ENDED		2003 TO
	NOVEMBER 30		NOVEMBER 30
	2006	2005	2006

Cash Flows From Operating Activities
Net loss for the period	$(59,519)	$(16,660)	$(123,554)

Change in non-cash working capital item:
Accounts payable and accrued liabilities	10,657	1,800	22,110
Accrued interest expense	38,820	-	38,820
	(10,042)	(14,860)	(62,624)

Cash Flows From Investment Activity
Advances on investment acquisition	(1,113,985)	-	(1,113,985)

Cash Flows From Financing Activities
Capital stock issued	-	-	26,050
Loan payable – related party	(2,828)	15,402	26,574
Loan payable	1,123,985	-	1,123,985
	1,121,157	15,402	1,176,609

Increase (Decrease) In Cash	(2,870)	542	-

Cash, Beginning Of Period	2,870	432	-

Cash, End Of Period	$-	$974	$-

Supplementary Disclosure Of Cash Flow
Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM SEPTEMBER 19, 2003 (INCEPTION) TO NOVEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

				DEFICIT
				ACCUMULATED
	COMMON SHARES		ADDITIONAL	DURING THE
		PAR	PAID-IN	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	STAGE	TOTAL

Balance, September 19,
2003 (date of inception)	-	$-	$-	$-	$-

Capital stock issued for
cash:
October 2003 at
$0.001	2,500,000	2,500	-	-	2,500
November 2003 at
$0.005	160,000	160	640	-	800
December 2003 at
$0.005	1,400,000	1,400	5,600	-	7,000
June 2004 at $0.01	1,000,000	1,000	9,000	-	10,000
July 2004 at $0.25	23,000	23	5,727	-	5,750
Net loss for the period	-	-	-	(15,880)	(15,880)

Balance, August 31, 2004	5,083,000	5,083	20,967	(15,880)	10,170

Net loss for the year	-	-	-	(16,578)	(16,578)

Balance, August 31, 2005	5,083,000	5,083	20,967	(32,458)	(6,408)

November 10, 2005 –
Stock Split Adjustment	20,332,000	20,332	(20,332)	-	-
Net loss for the year	-	-	-	(31,577)	(31,577)

Balance August 31, 2006	25,415,000	25,415	635	(64,035)	(37,985)
Net loss for the period	-	-	-	(59,519)	(59,519)

Balance, November 30,
2006	25,415,000	$25,415	$635	$(123,554)	$(97,504)

The accompanying notes are an integral part of these financial statements

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended August 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosures needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended August 31, 2006 has been omitted. The results of operations for the three month period ended November 30, 2006 are not necessarily indicative of results for the entire year ending August 31, 2007.

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

On March 2, 2006 the Company amended its’ articles of incorporation to reflect a name change from Stonechurch Inc. to Gulf United Energy, Inc.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $123,554 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in U.S. dollars.

	b)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

As at November 30, 2006 and August 31, 2006, the Company had no cash equivalents.

	c)	Use of Estimates and Assumptions

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

3.	ADVANCES ON INVESTMENT ACQUISITION

On March 22, 2006, the Company entered into a letter of intent with Cia. Mexicana de Gas Natural, S.A. de C.V. (“CMGN”), a private Mexican corporation, whereby the Company would acquire a 24% interest in each of two private Mexican companies (referred to as “Pipeline Company” and “Terminal Company”). Pipeline Company owns a 50% equity interest in a project to design, construct, operate and maintain an open access natural gas pipeline between Valladoloid, Cancun and Punta Venado. Terminal Company owns a 50% equity interest in a project to build a proposed liquefied natural gas storage and regasification facility. At that time the Company borrowed $200,000 from a shareholder to make the initial advance required under the letter of intent. No additional payments were made resulting in the termination of the letter of intent on May 22, 2006 and the investment in the joint venture was transferred to the lender in full settlement of the debt.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

3.	INVESTMENT ON INVESTMENT ACQUISITION (Continued)

On November 16, 2006, the parties to the March 22, 2006 agreement entered into an amended letter of intent whereby the general terms of the initial letter of intent were reinstated. The amended letter of intent acknowledges $1,036,985 has been advanced to CMGN on behalf of the Company, by a Company shareholder, (including the initial advance of $200,000) pursuant to the original letter of intent. In order to complete the acquisition of the 24% interest in the two Mexican private companies, the Company was required to pay an additional $409,411 on or before December 5, 2006 and to issue 750,000 restricted common shares of the Company within 15 days of completion of the transaction.

On December 11, 2006, the parties entered into a second amended letter of intent whereby payment of the additional $409,410 was deferred to December 15, 2006 from December 5, 2006.

On January 11, 2007, the parties entered into a third amended letter of intent whereby the terms of the agreement were amended to:
	a)	defer payment of the additional $409,410 from December 15, 2006 to the following:
		(i)	$225,000 on or before December 15, 2006 (paid); and
		(ii)	$184,411 or issue 185,000 restricted shares of the Company on or before January 30, 2007; and,
	b)	confirm the parties intent to complete the transaction by March 15, 2007.

All restricted shares issued shall be subject to a 24 month hold period.

In connection with the amended letter of intent the Company has agreed to pay a finder’s fee to the lending shareholder equal to 8.5% of any proceeds the Company receives from the joint venture. The Company will not have any finder’s fee obligation if it does not conclude the formal joint venture agreement with CMGN.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

4.	LOAN PAYABLE

A director and a former director of the Company provided loans of $26,574 to the Company during the period ended November 30, 2006 (August 31, 2006 - $29,402). The loans are non-interest bearing, unsecured and payable upon demand.

On November 16, 2006, the Company entered into a loan agreement for funding totaling $1,162,805, including accrued interest of $38,820, to fund its advances for the interest in the Gulf United/CMGN Joint Venture. The loan is secured by the Company’s equity interest in the joint venture. The loan bears interest at a rate of 10% per annum and is due in full on April 30, 2007. The Company may, at any time, satisfy the loan in its entirety by transferring its interest in the letter of intent to the loaner.

5.	COMMON STOCK

The total number of (post stock split) authorized common stock that may be issued by the Company is 200,000,000 shares of stock with a par value of one tenth of one cent ($0.001) per share.

During the period from September 19, 2003 (Inception) to November 30, 2006, the Company issued 25,415,000 common shares (post stock split) for total cash proceeds of $26,050.

At November 30, 2006, there were no outstanding stock options or warrants.

6.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties reflecting executive compensation, consulting arrangements or other matters, except as disclosed in these financial statements and accompanying notes.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Our plan of operation for the twelve months following the date of this quarterly report is to complete our acquisition of a joint venture interest in the natural gas pipeline and liquid natural gas re-gasification facility in the states of Quintana Roo and Yucatan, Mexico. In order to earn a 24% joint venture interest in the projects, we have advanced a total of $1,263,985 to Cia. Mexicana de Gas Natural, S.A. de C.V. (“CMGN”). In order to complete the acquisition, we must either pay an additional $184,410 or issue 185,000 shares of our restricted common stock to CMGN by January 30, 2007. In addition, we must issue a further 750,000 shares of our restricted common stock to CMGN by March 15, 2007.

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

Results Of Operations For Period Ending November 30, 2006

We did not earn any revenues during the quarterly period ended November 30, 2006. We have not completed the acquisition of a joint venture interest relating to the design, construction, operation and maintenance of an open access natural gas pipeline between Valladoloid, Cancun and Punta Venado and a liquified natural gas storage and regasification facility. Accordingly, we currently do not have any revenue generating operations.

We incurred operating expenses in the amount of $59,519 for the quarter ended November 30, 2006, as compared to a loss of $16,660 for the same quarter in fiscal 2005. The increase in our net loss in 2006 was primarily a result of an increase in professional fees $19,761(2005 - $13,012) and finance charges of $38,862 (2005 - $0) relating to the loan to finance our joint venture interest on the Mexican project. The operating expenses in the quarter ended November 30, 2006 were comprised of professional fees of $19,761, finance charges of $38,862 and office and sundry costs of $896.

At November 30, 2006, we had assets of $1,113,985 consisting entirely of advances made towards the joint venture interest in the Mexico project. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $22,110 and loans payable of $1,189,379.

We have not attained profitable operations and are dependent upon obtaining financing. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 3: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on November 30, 2006. This evaluation was conducted by our chief executive officer, Don Wilson, and our principal accounting officer, Bruno Fruscalzo.

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

Item 2. Changes in Securities

We did not issue any securities during the quarter ended November 30, 2006.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On January 11, 2007 we entered into an amendment to the letter of intent with CMGN. The amendment requires a total of $1,263,985 to be advanced by December 15, 2006, which has been advanced, and the Company must either pay an additional $184,410 to CMGN or issue 185,000 restricted common shares by January 30, 2007. To complete the transaction the Company must enter into a Joint Venture Agreement by March 15, 2007 and issue a further 750,000 restricted common shares of the Company within 15 days of the completion of the transaction.

Item 6. Exhibits and Report on Form 8-K

10.1	Letter of Intent Amendment

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

On November 21, 2006 we filed an 8K announcing we entered into an amended letter of intent with CMGN, a loan agreement, a finder’s fee agreement and changes to the board of directors and management.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: January 16, 2007

Gulf United Energy, Inc.

DON WILSON
Don Wilson, President and C.E.O.
(Principal Executive Officer)