Form 10QSB
period 2007-02-28
Gulf United Energy, Inc.
filed 2007-04-16
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended February 28, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange
Act of 1934
	For the transition period __________________	to ________________

Commission File Number 000-52322___

Gulf United Energy, Inc.
(Exact name of small Business Issuer as specified in its charter)

Nevada	20-5893642
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

5858 Westheimer Street, Suite 850
Houston, Texas	77057
(Address of principal executive offices) (Postal or Zip Code)

Issuer's telephone number, including area code: (713) 942-6575

                                    N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,600,000 shares of $0.001 par value common stock outstanding as of April 14, 2007.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

     SECOND QUARTER
FINANCIAL STATEMENTS

FEBRUARY 28, 2007
(Unaudited)

GULF UNITED ENERGY, INC.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

	February 28	August 31
	2007	2006

ASSETS
Current Assets
Cash	$90,757	$2,869
Non Current Advances On Investment Acquisition
(Note 3)	1,458,235	-

Total Assets	$1, 548,992	$2,869

LIABILITIES
Current
Accounts payable and accrued liabilities	$25,306	$11,452
Loans payable – related party (Note 4)	26,574	29,402
Shareholder loans payable and accrued interest
(Note 4)	1,458,095	-

	1,509,975	40,854

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common Stock
Authorized:
200,000,000 shares with a par value of $0.001
Issued and Outstanding:
25,600,000 shares as at February 28, 2007 and
25,415,000 shares as at August 31, 2006	25,600	25,415
Additional paid-in capital	194,700	635
Deficit Accumulated During The Development Stage	(181,283)	(64,035)

	39,017	(37,985)

Total Liabilities and Stockholders’ Deficiency	$1,548,992	$2,869

The accompanying notes are an integral part of these financial statements

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Period From
	Three Months Ended		Six Months Ended		Inception to
	February 28		February 28		February 28
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$-

Expenses
Office and sundry	3,422	1,593	4,319	2,241	18,017
Professional fees	3,869	3,341	23,630	16,353	61,793
Consulting	10,000	-	10,000	-	10,000
Management fees	10,000	-	10,000	-	10,000
Shareholder loan
interest expense	30,438	-	69,299	-	69,299
Gain on settlement of
debt	-	-	-	-	(3,333)
Loss from
discontinued
operations	-	-	-	3,000	15,507
	57,729	4,934	117,248	21,594	181,283

Net LossFor The
Period	$(57,729)	$(4,934)	$(117,248)	$(21,594)	$(181,283)

Basic And Diluted
Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average
Number Of Shares
Outstanding	25,430,205	24,415,000	25,430,205	24,415,000	25,430,205

The accompanying notes are an integral part of these financial statements

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Period
	Six Months Ended		From Inception, to
	February 28		February 28
	2007	2006	2007

Cash Flows From Operating Activities
Net loss for the period	$(117,248)	$(21,594)	$(181,283)

Adjustments to reconcile net loss to net
cash used by operating activities:
Accounts payable and accrued
liabilities	13,854	(1,471)	25,306
Net Cash Used By Operating Activities	(103,394)	(23,065)	(155,977)

Cash Flows From Investment Activity
Advances on investment acquisition	(50,000)	-	(50,000)

Cash Flows From Financing Activities

Capital stock issued	-	-	26,050
(Decrease) & increase in loans payable to
related parties	(2,828)	24,402	26,574
Proceeds from shareholder loans payable
and accrued interest	244,110	-	244,110
	241,282	24,402	296,734

Increase In Cash During The Period	87,888	1,337	90,757

Cash, Beginning Of Period	2,869	432	-

Cash, End Of Period	$90,757	$1,769	$90,757

Non-Cash Financing and Investing
Activities
Shareholder loans used to acquire
investment acquisition	$1,213,985	$-	$1,213,985

Capital stock issued for investment
acquisition	$194,250	$-	$194,250

Supplementary Disclosure Of Cash Flow
Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM SEPTEMBER 19, 2003 INCEPTION TO FEBRUARY 28, 2007
(Unaudited)

				DEFICIT
				ACCUMULATED
	COMMON SHARES		ADDITIONAL	DURING THE
		PAR	PAID-IN	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	STAGE	TOTAL

Balance, September 19,
2003 (date of inception)	-	$-	$-	$-	$-

Capital stock issued for
cash:
October 2003 at
$0.001	2,500,000	2,500	-	-	2,500
November 2003 at
$0.005	160,000	160	640	-	800
December 2003 at
$0.005	1,400,000	1,400	5,600	-	7,000
June 2004 at $0.01	1,000,000	1,000	9,000	-	10,000
July 2004 at $0.25	23,000	23	5,727	-	5,750
Net loss for the period	-	-	-	(15,880)	(15,880)

Balance, August 31, 2004	5,083,000	5,083	20,967	(15,880)	10,170

Net loss for the year	-	-	-	(16,578)	(16,578)

Balance, August 31, 2005	5,083,000	5,083	20,967	(32,458)	(6,408)

November 10, 2005 – Stock
Split Adjustment	20,332,000	20,332	(20,332)	-	-
Net loss for the year	-	-	-	(31,577)	(31,577)

Balance, August 31, 2006	25,415,000	25,415	635	(64,035)	(37,985)
Capital stock issued for
investment:
January 2007 at $1.05
per share	185,000	185	194,065	-	194,250
Net loss for the period	-	-	-	(117,248)	(117,248)

Balance, February 28, 2007	25,600,000	$25,600	$194,700	$(181,283)	$39,017

The accompanying notes are an integral part of these financial statements
F-4

GULF UNITED ENERGY, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended August 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosures needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended August 31, 2006 has been omitted. The results of operations for the three month period ended February 28, 2007 are not necessarily indicative of results for the entire year ending August 31, 2007.

1.     NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on September 19, 2003. The Company is a Development Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7.

On November 10, 2005, the Board of Directors authorized a 5-for-1 stock split of the Company’s $0.001 par value common stock. As a result of the split, 20,332,000 additional shares were issued, and additional paid-in capital was reduced by $20,332.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $181,283 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. In the event the Company is required to cease operations, the assets reflected on the accompanying balance sheets will in all likelihood become impaired and the liquidation of those assets will not be sufficient to repay all outstanding obligations of the Company. Moreover, there will not be sufficient Company resources to provide a return to the investors of their investment in the Company or repayment of the loans made by related parties to the Company.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)

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

As at February 28, 2007 and August 31, 2006, the Company had no cash equivalents.

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

3.	ADVANCES ON INVESTMENT ACQUISITION

As at February 28, 2007, Advances on investment acquisition amounts to $1,458,235 as compared to $0.0 at February 28, 2006.

Description	Amount
Cash advances	$1,263,985
185,000 shares issued at $1.05	194,250
$1,458,235

On March 22, 2006, the Company entered into a letter of intent with Cia. Mexicana de Gas Natural, S.A. de C.V. (“CMGN”), a private Mexican corporation, whereby the Company would acquire a 24% interest in each of two private Mexican companies (referred to as

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)

3.	ADVANCES ON INVESTMENT ACQUISITION (Continued)

“Pipeline Company” and “Terminal Company”). Pipeline Company owns a 50% equity interest in a project to design, construct, operate and maintain an open access natural gas pipeline between Valladolid, Cancun and Punta Venado. Terminal Company owns a 50% equity interest in a project to build a proposed liquefied natural gas storage and regasification facility. At that time the Company borrowed $200,000 from a shareholder to make the initial advance required under the letter of intent. No additional payments were made resulting in the termination of the letter of intent on May 22, 2006 and the investment in the joint venture was transferred to the shareholder in full settlement of the debt.

On November 16, 2006, the parties to the March 22, 2006 agreement entered into an amended letter of intent whereby the general terms of the initial letter of intent were reinstated. The amended letter of intent acknowledges $1,036,985 has been advanced to CMGN on behalf of the Company, by a Company shareholder, (including the initial advance of $200,000) pursuant to the original letter of intent. In order to complete the acquisition of the 24% interest in the two Mexican private companies, the Company was required to pay an additional $409,410 on or before December 5, 2006 and to issue 750,000 restricted common shares of the Company to CMGN within 15 days of completion of the transaction.

On December 11, 2006, the parties entered into a second amended letter of intent whereby payment of the additional $409,410 was deferred to December 15, 2006 from December 5, 2006.

On January 11, 2007, the parties entered into a third amended letter of intent whereby the terms of the agreement were amended to:

	a)	defer payment of the additional $409,410 from December 15, 2006 to the following:

		(i)	$225,000 on or before December 15, 2006 (paid); and

		(ii)	$184,411 or issue 185,000 restricted shares of the Company’s common stock (issued) on or before January 30, 2007; and,

	b)	Confirm the parties’ intent to complete the transaction by March 15, 2007.

On April 4, 2007 the parties entered into a fourth amended letter of intent whereby the terms of the agreement were amended to extend the completion date to May 31, 2007.

All restricted shares issued shall be subject to a 24 month hold period.

In connection with the amended letter of intent the Company has agreed to pay a finder’s fee to the lending shareholder equal to 8.5% of any proceeds the Company receives from the joint venture. The Company will not have any finder’s fee obligation if it does not conclude the formal joint venture agreement with CMGN.

Under the terms of the LOI the Company would be responsible for 12% of the overall expenditures to design and construct the natural gas pipeline between Valladolid, Cancun

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)

3.	ADVANCES ON INVESTMENT ACQUISITION (Continued)

and Punta Venado. The Company estimates it will take approximately two years to complete the pipeline at a total cost of about $140,000,000. Our share of these projected costs would be $16,800,000. The proposed LNG terminal is in the permitting process.

4.	LOANS PAYABLE

Directors of the Company provided loans of $26,574 to the Company. The loans are non-interest bearing, unsecured and payable upon demand.

The Company relied upon loans from a shareholder totaling $1,458,095 including accrued interest of $69,110 during the period ended February 28, 2007 to fund its advances for the interest in the Mexican Joint Venture. That amount is comprised of $1,213,985 of Advances on Investment Acquisition, $175,000 loan for operating costs and $69,110 interest. The loan is secured by the Company’s equity interest in the joint venture. The loan bears interest at a rate of 10% per annum and is due in full on July 1, 2007. The Company may, at any time, satisfy the loan in its entirety by transferring its interest in the letter of intent to the shareholder.

5.	COMMON STOCK

The total number of (post stock split) authorized common stock that may be issued by the Company is 200,000,000 shares of stock with a par value of one tenth of one cent ($0.001) per share.

During the period from September 19, 2003 (Inception) to February 28, 2007, the Company issued 25,600,000 common shares (post stock split) for total cash proceeds of $26,050.

On January 29, 2007, we issued 185,000 of our restricted common shares at a value determined by management of the Company of $1.05 per share for a total of $194,250 pursuant to the letter of intent with CMGN.

At February 28, 2007, there were no outstanding stock options or warrants.

6.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties reflecting executive compensation, consulting arrangements or other matters, except as disclosed in these financial statements and accompanying notes.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our plan of operation for the twelve months following the date of this quarterly report is to complete our acquisitions of the joint venture interests in the natural gas pipeline and liquid natural gas re-gasification facility in the states of Quintana Roo and Yucatan, Mexico. In order to earn a 24% joint venture interest in the projects, we have advanced a total of $1,263,985 to Cia. Mexicana de Gas Natural, S.A. de C.V. (“CMGN”) and issued 185,000 shares of our restricted common stock with an estimated value of $194,250. In addition, we must enter into a joint venture agreement by May 31, 2007 and issue a further 750,000 shares of our restricted common stock within 15 days of completion of the transaction.

We anticipate the operator commencing engineering, procurement and construction of the natural gas pipeline in the third quarter of 2007. We estimate that it will take approximately two years to complete the pipeline at a total cost of about $140,000,000. Our share of these projected costs will be $16,800,000. We anticipate raising these funds through secured debt financing (as to about $11,800,000) and through the sale of our equity (as to about $5,000,000). However, there is no guarantee that we will be able to raise the necessary funding for completion of the natural gas pipeline project.

We anticipate receiving project cash calls of $1,700,000 during November and December 2007 and $2,000,000 during January to April 2008. We estimate spending approximately $600,000 during the next 12 months on general and administrative expenses and also anticipate repaying a shareholder loan and accrued interest of approximately $1,525,000 in July 2007. Total expenditures over the next 12 months are therefore expected to be approximately $5,825,000.

Results Of Operations For Period Ending February 28, 2007

We have not earned any revenues during the period from inception through February 28, 2007. We have not completed the acquisition of a joint venture interest relating to the design, construction, operation and maintenance of an open access natural gas pipeline between Valladolid, Cancun and Punta Venado and a liquified natural gas storage and regasification facility. Accordingly, we currently do not have any revenue generating operations.

We incurred a net loss in the amount of $57,729 for the quarter ended February 28, 2007, as compared to a net loss of $4,934 for the same quarter in fiscal 2006. The increase in our net loss in 2006 was primarily a result of an increase in consulting fees of $10,000(2006 - $0), management fees of $10,000(2006 - $0) and interest expense of $30,438 (2006 - $0). The operating expenses in the quarter ended February 28, 2007 were comprised of professional fees of $3,869, consulting fees of $10,000, management fees of $10,000, interest expense of $30,438 and office and sundry costs of $3,422.

At February 28, 2007, we had assets of $1,548,992 consisting of cash of $90,757 and advances made towards the joint venture interest in the Mexico project of $1,458,235. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $25,306, loans payable to related parties of $26,574 and a Shareholder’s loan payable of $1,458,095.

We have not attained profitable operations and are dependent upon obtaining additional debt or equity financing if available. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 3.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on February 28, 2007. This evaluation was conducted by our chief executive officer, Don Wilson, and our principal accounting officer, Bruno Fruscalzo.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, our chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.     Changes in Securities

We issued 185,000 shares of our restricted common stock at a deemed price of $1.05 to CMGN pursuant to our letter of intent.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

On January 11, 2007 and April 4, 2007 we entered into amendments to the letter of intent with CMGN. The amendments require a total of $1,263,985 to be advanced by December 15, 2006, which has been advanced. The Company also had to either pay an additional $184,410 to CMGN or issue 185,000 restricted shares of common stock by January 30, 2007 and we issued the 185,000 restricted shares of common stock on January 29, 2007. To complete the transaction the Company must enter into a Joint Venture Agreement by May 31, 2007 and issue a further 750,000 restricted common shares of the Company within 15 days of the completion of the transaction. On April 10, 2007 we entered into an amendment to the loan agreement with James Askew extending the repayment date to July 1, 2007.

Item 6.     Exhibits

10.1	Letter of Intent Amendment

10.2	Loan Agreement Amendment

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: April 14, 2007

Gulf United Energy, Inc.

DON WILSON
Don Wilson, President and C.E.O.
(Principal Executive Officer)

BRUNO FRUSCALZO
Bruno Fruscalzo, C.F.O.
(Principal Financial Officer)