Form 10QSB
period 2007-05-31
Gulf United Energy, Inc.
filed 2007-07-13
CIK 1312165

==================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 000-52322

GULF UNITED ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5893642
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5858 Westheimer Street, Suite 850
Houston, Texas 77057
(Address of principal executive offices, including zip code.)

(713) 942-6575
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

The Company is a Shell company: Yes [  ]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,600,000 shares of $0.001 par value common stock outstanding as of July 11, 2007.

===================================================================================================

PART I

GULF UNITED ENERGY, INC.
(A Development Stage Company)

TABLE OF CONTENTS

	Part I. Financial Information

Item 1	Financial Statements

	Balance Sheets at May 31, 2007 and August 31,2006	4

	Statements of Operations	5
	For the Three and Nine Months Ended May 31, 2007 and 2006 and
	the Period From Inception (September 19, 2003) to May 31, 2007

	Statements of Cash Flows	6
For the Nine Months Ended May 31, 2007 and 2006 and Period from
	Inception (September 19, 2003) through May 31, 2007

	Statement of Changes in Stockholders' Equity (Deficiency) Period from	7
	Inception (September 19, 2003) to May 31, 2007

	Notes to the Financial Statements	8

Item 2	Management's Discussion and Analysis or Plan of Operation	12

Item 3	Controls and Procedures	13

	Part II. Other Information

Item 1	Legal Proceedings	14

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3	Defaults Upon Senior Securities	14

Item 4	Submission of Matters to a Vote of Security Holders	14

Item 5	Other Information	14

Item 6	Exhibits	14

	Signatures	15

GULF UNITED ENERGY, INC.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

	May 31	August 31
	2007	2006
ASSETS
Current Assets
Cash	$16,805	$2,869
Deposits	22,500	-
Non-Current Advances On Investment Acquisition (Note 3)	1,458,235	-

Total Assets	$1,497,540	$2,869

LIABILITIES
Current
Accounts payable and accrued liabilities	$26,487	$11,452
Loans payable related parties (Note 4)	26,574	29,402
Shareholder loans payable and accrued interest (Note 4)	1,495,156	-

	1,548,217	40,854

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock
Authorized:
200,000,000 shares with a par value of $0.001
Issued and Outstanding:
25,600,000 shares as of May 31, 2007 and
25,415,000 shares as of August 31, 2006	25,600	25,415
Additional paid-in capital	194,700	635
Deficit Accumulated During The Development Stage	(270,977)	(64,035)
	(50,677)	(37,985)

Total Liabilities and Stockholders' Deficiency	$1,497,540	$2,869

The accompanying notes are an integral part of these financial statements

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Inception
	Three Months Ended		Nine Months Ended		(September 19, 2003)
	May 31		May 31		to May 31
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$-

Expenses:
Office and sundry	2,821	1,139	7,140	3,381	20,838
Professional fees	37,631	1,867	61,261	18,220	99,424
Consulting	-	-	10,000	-	10,000
Management fees	12,000	-	22,000	-	22,000
Mineral property costs	-	490	-	3,490
Shareholder loan and other interest	37,242	-	106,541	-	106,541
Gain on settlement of debt	-	-	-	-	(3,333)
Loss from discontinued operations	-	-	-	-	15,507
	89,694	3,496	206,942	25,091	270,977

Net(Loss) For The
Period	$(89,694)	$(3,496)	$ (206,942)	$(25,091)	$(270,977)

Basic And Diluted
Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average
Number Of Shares
Outstanding	25,476,836	25,415,000	25,476,836	25,415,000

The accompanying notes are an integral part of these financial statements

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
	Nine Months Ended		Inception
	May 31,	May 31,	Through May 31,
	2007	2006	2007
Cash Flows From Operating Activities
Net loss for the period	$(206,942)	$(25,091)	$(270,977)
Accrued interest added to shareholder loans	106,171	-	109,504
Gain on settlement of debt	-	-	(3,333)
Adjustments to reconcile net loss to net cash used by
operating activities:
Increase in deposits	(22,500)	-	(22,500)
Accounts payable and accrued liabilities	15,035	1,997	26,487
Net Cash Used By Operating Activities	(108,236)	(23,094)	(160,819)

Cash Flows From Investment Activity
Advances on investment acquisition	(50,000)	-	(50,000)

Cash Flows From Financing Activities
Capital stock issued	-	-	26,050
(Decrease)/increase in loans payable to related parties	(2,828)	29,402	26,574

Proceeds from shareholder loans payable	175,000	-	175,000
	172,172	29,402	227,624

Increase In Cash During The Period	13,936	6,308	16,805

Cash, Beginning Of Period	2,869	432	-

Cash, End Of Period	$16,805	$6,740	$16,805

Non-Cash Investing and Financing Activities:
Investment advances paid from shareholder loans	$1,213,985	$-	$1,413,985

Capital stock issued for investment acquisition	$194,250	$-	$194,250

Supplementary Disclosure Of Cash Flow
Information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION (SEPTEMBER 19, 2003) TO MAY 31, 2007
(Unaudited)

				DEFICIT
				ACCUMULATED
	COMMON SHARES		ADDITIONAL	DURING THE
		PAR	PAID-IN	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	STAGE	TOTAL
Balance, September 19,
2003 (date of inception)	-	$-	$-	$-	$-

Capital stock issued for
cash:
October 2003 at $0.001	2,500,000	2,500	-	-	2,500
November 2003 at $0.005	160,000	160	640	-	800
December 2003 at $0.005	1,400,000	1,400	5,600	-	7,000
June 2004 at $0.01	1,000,000	1,000	9,000	-	10,000
July 2004 at $0.25	23,000	23	5,727	-	5,750
Net loss for the period	-	-	-	(15,880)	(15,880)

Balance, August 31, 2004	5,083,000	5,083	20,967	(15,880)	10,170

Net loss for the year	-	-	-	(16,578)	(16,578)

Balance, August 31, 2005	5,083,000	5,083	20,967	(32,458)	(6,408)

November 10, 2005 Stock
Split Adjustment	20,332,000	20,332	(20,332)	-	-
Net loss for the year	-	-	-	(31,577)	(31,577)

Balance, August 31, 2006	25,415,000	25,415	635	(64,035)	(37,985)
Capital stock issued for
investment:
January 2007 at $1.05 per share	185,000	185	194,065	-	194,250
Net loss for the period	-	-	-	(206,942)	(206,942)

Balance, May 31, 2007	25,600,000	$25,600	$194,700	$(270,977)	$(50,677)

The accompanying notes are an integral part of these financial statements

GULF UNITED ENERGY, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2007
(Unaudited)

The unaudited financial information furnished herein reflects all adjustments, which in the opinion management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year August 31, 2006. The Company assumes that the users of the interim financial information herein have or have access to the audited financial statements for the preceding fiscal year and that the adequacy additional disclosures needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s 10-KSB for the fiscal year ended August 31, 2006 has been omitted. The results of operations for the and nine month periods ended May 31, 2007 are not necessarily indicative of results for the entire ending August 31, 2007.

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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $270,977 since inception and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. In the event the Company is required to cease operations, the assets reflected on the accompanying balance sheets will in all likelihood become impaired and the liquidation of those assets will not be sufficient to repay all outstanding obligations of the Company. Moreover, there will not be sufficient Company resources to provide a return to the investors of their investment in the Company or repayment of the loans made by related parties to the Company.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
May 31, 2007
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

As of May 31, 2007 and August 31, 2006, the Company had no cash equivalents.

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

As of May 31, 2007, Advances on investment acquisition amounts to $1,458,235 as compared to $0 at May 31, 2006.

Description	Amount
Cash advances	$1,263,985
185,000 shares issued at $1.05	194,250
$1,458,235

On March 22, 2006, the Company entered into a letter of intent with Cia. Mexicana de Gas Natural, S. A. de C. V. (“CMGN”), a private Mexican corporation, whereby the Company would acquire a 24% interest in each of two private Mexican companies (referred to as “Pipeline

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2007
(Unaudited)

3.	ADVANCES ON INVESTMENT ACQUISITION (Continued)

Company” and “Terminal Company”). Pipeline Company owns a 50% equity interest in a project to design, construct, operate and maintain an open access natural gas pipeline between Valladolid, Cancun and Punta Venado. Terminal Company owns a 50% equity interest in a project to build a proposed liquefied natural gas storage and regasification facility. At that time, the Company borrowed $200,000 from a shareholder to make the initial advance required under the letter of intent. No additional payments were made resulting in the termination of the letter of intent on May 22, 2006 and the investment in the joint venture was transferred to the shareholder in full settlement of the debt.

On November 16, 2006, the parties to the March 22, 2006 agreement entered into an amended letter of intent whereby the general terms of the initial letter of intent were reinstated. Under the terms of the letter of intent, the Company would be responsible for 12% of the overall expenditures to design and construct the natural gas pipeline. The Company estimates that it will take approximately two years to complete the pipeline at a total cost of about $140,000,000. The Company’s share of these projected costs would be $16,800,000. The proposed LNG terminal is in the permitting process. The amended letter of intent acknowledges $1,036,985 has been advanced to CMGN on behalf of the Company, by a Company shareholder, (including the initial advance of $200,000) pursuant to the original letter of intent. In order to complete the acquisition of the 24% interest in the two Mexican private companies, the Company was required to pay an additional $409,410 on or before December 5, 2006 and to issue 750,000 restricted common shares of the Company to CMGN within 15 days of completion of the transaction.

On December 11, 2006, the parties entered into a second amended letter of intent whereby the payment of $409,410 was deferred to December 15, 2006 from December 5, 2006.

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

On April 4, 2007, the parties entered into a fourth amended letter of intent whereby the terms of the agreement were amended to extend the completion date to May 31, 2007. On May 30, 2007, the parties entered into a fifth amended letter of intent whereby the terms of the agreement were amended to extend the completion date to July 15, 2007.

All restricted shares issued shall be subject to a 24-month hold period.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2007
(Unaudited)

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

The Company has relied upon loans from one shareholder totaling $1,495,156 including accrued interest of $37,061 during the current quarter ended May 31, 2007 to fund its advances for the interest in the Mexican Joint Venture. That amount is comprised of $1,213,985 of Advances on Investment Acquisition, $175,000 loan for operating costs and $106,171 in interest cost. The loan is secured by the Company’s equity interest in the joint venture. The loan bears interest at a rate of 10% per annum and is due in full on October 1, 2007. The Company may, at any time, satisfy the loan in its entirety by transferring its interest in the letter of intent to the shareholder.

5.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties reflecting executive compensation, consulting arrangements or other matters, except as disclosed in these financial statements and accompanying notes.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

     Our plan of operation for the twelve months following the date of this quarterly report is to complete our acquisitions of the joint venture interests in the natural gas pipeline and liquid natural gas re-gasification facility in the states of Quintana Roo and Yucatan, Mexico. In order to earn a 24% joint venture interest in the projects, we have advanced a total of $1,263,985 to Cia. Mexicana de Gas Natural, S.A. de C.V. (“CMGN”) and issued 185,000 shares of our restricted common stock with an estimated value of $194,250. In addition, we must enter into a joint venture agreement by July 15, 2007 and issue a further 750,000 shares of our restricted common stock within 15 days of completion of the transaction.

     We anticipate the operator commencing engineering, procurement and construction of the natural gas pipeline late in the third quarter of 2007. We estimate that it will take approximately two years to complete the pipeline at a total cost of about $140,000,000. Our share of these projected costs will be $16,800,000. We anticipate raising these funds through secured debt financing (as to about $11,800,000) and through the sale of our equity (as to about $5,000,000). However, there is no guarantee that we will be able to raise the necessary funding for completion of the natural gas pipeline project.

     Our advances to date are expected to cover the natural gas pipeline permitting expenses for 2007, but we anticipate receiving project cash calls of $1,700,000 during November and December 2007 and $2,000,000 during January to April 2008. We estimate spending approximately $600,000 during the next 12 months on general and administrative expenses and also anticipate repaying a shareholder loan and accrued interest of approximately $1,546,000 in October 2007. Total expenditures over the next 12 months are, therefore, expected to be approximately $5,846,000.

Results of Operations for Quarter Ending May 31, 2007

     We have not earned any revenues during the period from inception through May 31, 2007. We have not completed the acquisitions of joint venture interests relating to the design, construction, operation and maintenance of an open access natural gas pipeline between Valladolid, Cancun and Punta Venado and a liquefied natural gas storage and regasification facility. Accordingly, we currently do not have any revenue generating operations.

     We incurred operating expenses in the amount of $89,694 for the quarter ended May 31, 2007, resulting in a net loss of the same amount as compared to a $3,496 loss for the same quarter in fiscal 2006. The increase in our net loss in 2006 was primarily the result of an increase in professional fees of $35,764, management fees of $12,000 and interest expense of $37,242. The operating expenses in the quarter ended May 31, 2007 were comprised of professional fees of $37,631, management fees of $12,000, interest expense of $37,242 and office and sundry costs of $2,821.

     We have not attained profitable operations and are dependent upon obtaining additional debt or equity financing, if available. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 3.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

     Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on May 31, 2007. This evaluation was conducted by our chief executive officer, Don Wilson, and our principal accounting officer, Bruno Fruscalzo.

     Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effectiveness of Controls

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     On January 11, 2007, April 4, 2007 and May 30, 2007, we entered into amendments to the letter of intent with CMGN. The amendments required a total of $1,263,985 to be advanced by December 15, 2006, which has been advanced. The Company also had to either pay an additional $184,410 to CMGN or issue 185,000 restricted shares of common stock by January 30, 2007 and we issued the 185,000 restricted shares of common stock on January 29, 2007. To complete the transaction the Company must enter into a Joint Venture Agreement by July 15, 2007 and issue a further 750,000 restricted common shares of the Company within 15 days of the completion of the transaction. On April 10, 2007 we entered into an amended loan agreement with a shareholder extending the repayment date to July 1, 2007. On June 26, we entered into an amended and restated loan agreement extending the repayment date to October 1, 2007.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Document Description
* 10.1	Letter of Intent Amendment
** 10.2	Loan Agreement Amendment
** 5.02	Departure of and Appointment of Certain Officers
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

*    Incorporated by reference to Form 8K filed on June 5, 2007.

**  Incorporated by reference to Form 8K filed on June 27, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gulf United Energy, Inc.

/s/ DON WILSON
Don Wilson, President and C.E.O.
(Principal Executive Officer)

DATED: July 11, 2007