Form 10KSB
period 2007-08-31
Gulf United Energy, Inc.
filed 2007-12-13
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED August 31, 2007

COMMISSION FILE NUMBER 000-52322

GULF UNITED ENERGY, INC.
(Exact name of registrant as specified in charter)

NEVADA	20-5893642
------	----------
(State or other jurisdiction of	I.R.S. Employer
incorporation or organization)	Identification No.)

3555 Timmons; Suite 1510 Houston, Texas	77027
----------------------------------------------------	------
(Address of principal executive offices)	(Zip Code)

(713)893-3543
--------------
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

None.

Check whether the issuer is not required to file report pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] Gulf United Energy, Inc.'s revenue for its most recent fiscal year was $0.

Indicate by check mark whether the registrant is a shell Company (as define in 12b-2 of the Exchange Act). [   ] Yes [X] No

As of November 7, 2007 the aggregate market value of the shares of common stock held by non-affiliates (based on the closing price of $0.63 per share for the common stock as quoted on that date) was approximately $15,340,500.

As of November 7, 2007, the Company had outstanding 26,350,000 shares of its $.001 par value common stock.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

TABLE OF CONTENTS

ITEM NUMBER CAPTION PAGE
PART I
------
ITEM 1.	Description of Business	3
ITEM 2.	Description of Property	7
ITEM 3.	Legal Proceedings	7
ITEM 4.	Submission of Matters to a Vote of Security Holders	7

PART II
-------
ITEM 5.	Market for Common Equity, Related Stockholder Matters and
	Small Business Issuer Purchases of Equity Securities	8
ITEM 6.	Management's Discussion and Analysis or Plan of Operations	9
ITEM 7.	Financial Statements	13
ITEM 8.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	24
ITEM 8A.	Controls and Procedures	24
ITEM 8B.	Other Information	24

PART III
--------
ITEM 9.	Directors, Executive Officers, Promoters, Control Persons and
	Corporate Governance; Compliance with Section 16(a) of the
	Exchange Act	24
ITEM 10.	Executive Compensation	25
ITEM 11.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	25
ITEM 12.	Certain Relationships and Related Transactions	26
ITEM 13.	Exhibits	26
ITEM 14.	Principal Accountant Fees and Services	26

FORWARD LOOKING STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Annual Report on Form 10-KSB may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed elsewhere in the Gulf United Energy, Inc ("Company" or "GUE"), filings with the U.S. Securities and Exchange Commission ("SEC"). The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"), including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding our business. This Annual Report on Form 10-KSB includes forward-looking statements about our business including, but not limited to, the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law. Our actual results could differ materially from those anticipated in these forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

Gulf United Energy, Inc. is in the business of assembling and funding upstream and downstream oil and gas exploration and production projects. We have and continue to actively pursue upstream projects, but we have not yet entered into any upstream agreements. All references to "we," "our," or "us" refer to Gulf United Energy, Inc., a Nevada corporation.

In July 2007, we entered into a joint venture agreement with Cia. Mexicana de Gas Natural, S.A. de C.V., a corporation organized and existing under the laws of the United Mexican States (“CMGN”). CMGN is engaged in the pipeline business and the terminal business in Mexico. In connection with its pipeline business, CMGN owned 100% of the capital stock of Fermaca Gas de Cancun (“Fermaca Gas”). Fermaca Gas owns 50% of the capital stock of Energia Yaax (“Yaax”) and CMGN owns the remaining 50% of the capital stock of Yaax. Yaax will develop, own and operate the pipeline between Valladolid, Cancun and Punta Venado. Pursuant to the terms of the joint venture agreement, we acquired a 24% interest in Fermaca Gas through which we own an indirect ownership in Yaax. In connection with its terminal business, CMGN owned 100% of the capital stock of Fermaca LNG Cancun (“Fermaca LNG”). Fermaca LNG owns 50% of the capital stock of SIIT Energy (“SIIT Energy”) and CMGN owns the remaining 50% of the capital stock of SIIT Energy. SIIT Energy will develop, own and operate the terminal located in the Port of Punta Venado in the State of Quintana Roo. Pursuant to the terms of the joint venture agreement, we acquired a 24% interest in Fermaca LNG through which we have an indirect ownership in SIIT Energy. Fermaca Gas and Fermaca LGN purpose are to design, construct, operate and maintain an open access natural gas pipeline between Valladoloid, Cancun and Punta Venado, as well as a liquified natural gas storage and re-gasification facility.

The proposed natural gas pipeline will be bi-directional and is planned to be 16 inches in diameter with a total length of approximately 234 kilometers. It will have the capacity to transport 183 million cubic feet of natural gas daily within the Mexican states of Quintana Roo and Yucatan. We anticipate that the pipeline will address the industrial demand for natural gas in the region, as well as the demand of power generation plants located in the cities of Valladolid, Cancun and Nizuc.

The proposed pipeline system has two options for natural gas provision: an interconnection with the established Mayacan system, owned by Gaz de France, and a re-gasification plant located on a port near Punta Venado, Quintana Roo. We would prefer to build a re-gasification plant utilizing the full capacity of the pipeline to transport imported gas; however, we intend to rely on the existing Mayacan system until all necessary permits are received to proceed with the re-gasification plant. The construction of the natural gas pipeline will be performed by contractors selected through a competitive bidding process. The engineering and tender preparation will be performed by the joint ventures themselves. The joint ventures will also act as the overall project management company.

Engineering, procurement and construction of the pipeline project is expected to commence during our fiscal fourth quarter 2008 and to be completed in approximately one year.

As of August 31, 2007, we have contributed $1,951,210 to the joint ventures made up of $1,263,985 in cash and 935,000 shares of our restricted common stock valued at $687,225 to finance the projects. In consideration for acquiring a 24% interest in Fermaca Gas and Fermaca LNG, we have agreed to pay 12% of the expenses incurred by Yaax and SIIT Energy.

CORPORATE HISTORY

The Company was incorporated in the State of Nevada on September 19, 2003. The Company is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. From inception, we had been primarily engaged in the acquisition and exploration of mining properties. However, with the acquisition of the joint ventures, we have changed our focus to the oil and gas sector. On March 2, 2006, we amended our articles of incorporation to reflect a name change from Stonechurch, Inc. to Gulf United Energy, Inc.

GENERAL

Our principal executive offices are located at 3555 Timmons Lane, Suite 1510 and our telephone number is 713-893-3543. We maintain a web site at www.gulfunitedenergy.com. You may access and read our SEC filings through the SEC's web site (http:www.sec.gov). This site contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC.

PERMITTING AND COMPLIANCE WITH GOVERNMENTAL REGULATION

In order to proceed with the construction of the natural gas pipeline, the joint venture must obtain various permits from municipal, state and federal agencies in Mexico, as well as a right of way with respect to the properties impacted by the pipeline. The necessary transport permit has already received approval from the Mexican Energy Regulatory Commission.

Environmental impact and environmental risk permit applications were submitted in September, 2007 and are expected to be granted within 90 days, provided that there are no issues. The joint venture does not anticipate any difficulties with obtaining these permits in the expected time frame. Additional permit applications must be filed with the National Anthropology and History Institute, the Communications and Transports Ministry, the National Water Commission and the national railroads. These permit applications are in various stages of completion and are expected to be finalized within the next six months. To date, approximately $4,500,000 has been expended by the joint ventures in preliminary engineering, topographic surveying and right of way certification.

We do not expect there to be any other government regulations that will impact the project. If certain permits need to be amended to better reflect the operational nature of the project, we may incur additional fees of up to $20,000 in payment for our share of the fees. See risk factors for additional amounts we will have to fund with respect to the joint ventures.

CUSTOMERS

We anticipate that our principal customers for the joint ventures will be two power plants operated by Comisin Federal de Electricidad (“CFE”), Mexico’s state-run power company, that are located in nearby Nizuc and Cancun. CMGN has had extensive discussions with CFE regarding the supply of natural gas to these power plants and CFE has indicated that they would be interested in generating power with natural gas. Both power plants are capable of using natural gas and fuel oil without modification.

We also consider the many hotels and resorts based in the Cancun area to be prospective customers for the joint ventures.

COMPETITION

Because of the nature of this project and the difficulty of acquiring the proper permits, we do not expect to have direct competition with this pipeline or LNG facility; however, we do face indirect competition for customers. In the case of power plants, they can continue to use fuel oil even though it is not as clean and is usually more expensive. In the case of the hotels, they can continue to use propane even though it is usually more expensive. It will take time for the applicable providers to build out the infrastructure (pipelines) required to deliver natural gas.

ENVIRONMENTAL LAWS

We are required to obtain permits for our facilities and operations in accordance with the applicable laws and regulations on an ongoing basis. There are no known issues that have a significant adverse effect on the permitting process or permit compliance status of any of our ongoing operations.

The ultimate financial impact of environmental laws and regulations is neither clearly known nor easily determined as new standards are enacted and new interpretations of existing standards are rendered. Environmental laws and regulations may have an increasing impact on our operations. In addition, any non-compliance with such laws could subject us to material administrative, civil or criminal penalties, or other liabilities. Potential permitting costs are variable and directly associated with the type of facility and its geographic location. Costs, for example, may be incurred for air emission permits, spill contingency requirements, and discharge or injection permits. These costs are considered a normal, recurring cost of our ongoing operations and not an extraordinary cost of compliance with government regulations.

We are committed to the protection of the environment throughout our operations and believe that we are in substantial compliance with applicable environmental laws and regulations. We believe that environmental stewardship is an important part of our daily business and will continue to make expenditures on a regular basis relating to environmental compliance. We do not anticipate that it will be required under current environmental laws and regulations to expend amounts that will have a future material adverse effect on our financial position or our results of operations. However, since environmental costs and liabilities are inherent in our operations and since regulatory requirements frequently change and may become more stringent, there can be no assurance that material costs and liabilities will not be incurred in the future. Such costs may result in increased costs of operations and acquisitions and decreased production.

EMPLOYEES

As of August 31, 2007, we employ no full-time employees. We utilize consultants to perform day-to-day operational and administrative functions and as advisors.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our inception.

RISK FACTORS

Important risk factors that could cause results or events to differ from current expectations are described below. These factors are not intended to be and all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business.

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

We have incurred annual operating losses since our inception. As a result, at August 31, 2007, we had an accumulated deficit of $321,839. We have no revenue and do not anticipate receiving revenue until at least one project is completed now estimated for completion in fourth quarter, 2009. As we pursue our business plan, we will be seeking upstream opportunities which may generate revenue quickly, but no such opportunities are currently under consideration and we do not currently have the financial resources necessary to pursue these opportunities. We expect that our operating expenses will continue at about the same level. As a result of these continued expenses, we will need to generate revenues or will have to raise additional funds through increased debt or equity investors. We expect continued losses in fiscal 2008 and 2009.

WE HAVE A LIMITED CASH AND LIQUIDITY POSITION AND WILL NEED TO RAISE ADDITIONAL FUNDS TO FUND OPERATIONS

As of August 31, 2007, we had cash and cash equivalent balances of $2,326 and a working capital deficit of approximately $1,563,000. The Company has loans from shareholders which total $1,579,474. We estimate we will need to raise less than $50,000 to fulfill our commitments under the joint venture agreements for fiscal year 2008. In addition to the funds needed to meet our obligations under the joint venture agreements, we will need to raise approximately $250,000 during fiscal year 2008 to fund our operations and to fund working capital expenditures. Moreover, we anticipate that we will need additional capital in the future to continue to expand our business operations and fund our commitments under the joint venture agreement. This amount will depend on the particular projects in which we may invest. We have historically financed our operations through private debt financing from one of the Company’s shareholders. We do not have any credit facilities available with financial institutions, shareholders or third party investors. As such, there is no assurance that we can raise additional debt or capital from external sources. The failure to raise additional funds could cause us to sell assets, curtail or cease our operations.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, WE WILL NOT BE ABLE TO FUND OUR JOINT VENTURE OBLIGATIONS AND WILL BE AT RISK OF BREACHING OUR JOINT VENTURE AGREEMENT

Our current operating funds are less than necessary to fund our current operating expenses or our equity participation in the Mexican pipeline and re-gasification facility joint venture projects or any other ventures. We have already funded over $1,263,000 in cash and 935,000 shares of our common stock valued at $687,225, but in order to fund our continued interest in these projects, we will need to fund an additional $16,800,000 for our portion of the pipeline joint venture costs and additional funds to be determined for the re-gasification and storage facility. We will require additional funding in order to meet these and other monetary commitments, including the routine costs to operate our business. We do not currently have any arrangements for this financing. Obtaining additional financing will be subject to a number of factors, including investor acceptance of our business plan and general market conditions. These factors may cause the timing, amount, terms or conditions of additional financing to be unfavorable or unavailable to us. The failure to raise this funding will cause us to be in breach of the joint venture agreement which may cause the joint venture to terminate.

IF OUR JOINT VENTURE PARTNER FAILS TO RAISE THE ADDITIONAL FUNDS REQUIRED TO FINANCE JOINT VENTURE OPERATIONS, THE JOINT VENTURE PROJECTS WILL BE DELAYED OR COULD BE DISCONTINUED

The pipeline project will require an estimated $140,000,000 to complete permitting engineering and construction. The joint venture share of this is an estimated $123,200,000. The majority of these funds will be required after the permitting process is complete (which is expected to be in the fourth quarter of 2008) through the end of the construction period of about one year. As noted above, while the joint venture has expended funds on permitting for the LNG storage and re-gasification facility, the amount of funds required and the timing of this project can not yet be estimated. The failure to raise the additional funding required would be a breach of the joint venture agreement and would cause the joint venture to terminate or could lead to the sale of joint venture assets.

IF WE HAVE TO RAISE ADDITIONAL FINANCING THROUGH THE SALE OF EQUITY CAPITAL, THIS WILL DILUTE EXISTING SHAREHOLDERS

One possible source of future funds is through the sale of equity capital. Any sale of new shares will result in dilution of existing shareholders, which will result in a decrease in share value. The only other anticipated alternative for the financing of our joint venture acquisition and development cost is through debt financing; however, we do not have any commitments from third parties to provide such financing.

BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE

Because we have not yet commenced operations in our business sector, it is difficult to evaluate the likelihood that our business will be successful. Accordingly, an investment in our Company carries a high risk of loss. There is no history upon which to base assumptions as to the likelihood that we will prove successful. We may not generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in mitigating these risks, our business will very likely not succeed.

BECAUSE OUR CONTINUATION AS A GOING CONCERN IS IN DOUBT, WE WILL BE FORCED TO CEASE BUSINESS OPERATIONS UNLESS WE CAN GENERATE PROFITABLE OPERATIONS IN THE FUTURE

We have incurred losses since our inception resulting in an accumulated deficit of $321,839 at August 31, 2007. Further losses are anticipated in developing our business. As a result, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. If we cannot raise funds to meet our obligations, we will be insolvent and will cease business operations.

IF WE ARE UNABLE TO OBTAIN THE NECESSARY PERMITS FOR CONSTRUCTION OF THE NATURAL GAS PIPELINE IN MEXICO, OUR BUSINESS PLAN WILL BE IMPOSSIBLE TO ACHIEVE

Prior to commencing construction of the natural gas pipeline between Valladoloid, Cancun and Punta Venado, we need to obtain various permits from the Mexican government or Mexican governmental agencies. These include environmental impact and risk permits. There is no guarantee that we will receive these permits upon submission. While we have obtained some preliminary approvals, if we do not obtain all permits, the joint venture will not be allowed to construct the proposed pipeline and our plans for this project will fail and it is likely the joint venture will terminate.

THE TERMS OF OUR DEBT OBLIGATION TO ONE SHAREHOLDER SUBJECTS US TO THE RISK OF FORECLOSURE ON CERTAIN OF OUR ASSETS

As of August 31, 2007, the outstanding balance of the secured loan to one shareholder of the company is $1,552,900. To assure payment of the amounts owed to this shareholder, we have granted a security interest in our joint venture investments. A default on our obligations would subject us to foreclosure by the shareholder unless we were able to repay the amount due. Foreclosure would have a material adverse effect on our financial condition. Further, we may not have sufficient funds to repay the shareholder when obligations become due. We are not required to establish a sinking fund for the repayment of our debt; accordingly, we may be required to obtain funds to repay the shareholder either by refinancing or through the issuance of additional equity or debt securities. We may be unable to obtain the funds needed to repay our obligations from any source on favorable economic terms or at all which will result in foreclosure on our joint venture interests by our shareholder. This debt is now due January 15, 2008.

THE MARKET PRICE OF OUR COMMON STOCK IS VERY VOLATILE AND THE VALUE OF YOUR INVESTMENT IS SUBJECT TO SUDDEN DECREASES

The trading price for our common stock has been, and we expect it to continue to be volatile. More specifically, the closing bid price of our stock has fluctuated between $1.50 per share and $0.40 per share since September 1, 2006. The price at which our common stock trades depends upon a number of factors; including, our historical and anticipated operating results and general market and economic conditions which are beyond our control. Factors, such as fluctuations in our financial and operating results, could also cause the market price of our common stock to fluctuate substantially. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Further, during periods of stock market price volatility, share prices of many companies have fluctuated in a manner not necessarily related to their operating performance; accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

A LOW MARKET PRICE MAY SEVERELY LIMIT THE POTENTIAL MARKET FOR OUR COMMON STOCK

Our common stock is currently trading at a price below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions (a "penny stock"). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer.

Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

THE COMPANY'S REVENUE AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER, AND FLUCTUATIONS IN OPERATING RESULTS COULD CAUSE THE STOCK PRICE TO DECLINE

The Company's operating results may vary significantly from quarter to quarter due to a number of factors. In future quarters, operating results may be below the expectations of public market analysts or investors, and the price of our common stock may decline. Currently, the Company does not have a source of revenue and it is doubtful that the Company will generate any revenues in the foreseeable future.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal offices are located in Houston, Texas, pursuant to a short-term lease believed to reflect market rates and terms:

			Approximate
Location	Function	Size (square feet)	Monthly lease payment

Houston, TX	Gulf United Energy Inc. Corporate Headquarters	2,948	$4,668

The Company occupies our office facilities under a non-cancelable sub-lease expiring March 2008.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

MARKET PRICE INFORMATION AND DIVIDEND POLICY

Our common stock trades on the Nasdaq OTC Electronic Bulletin Board under the symbol GLFE. The market for our common stock is limited, sporadic, and highly volatile. The following table sets forth the approximate high and low closing sales prices for our common stock for the last two fiscal years. The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and may not represent actual transactions.

The following table sets forth the high and low closing prices of our common stock traded on the OTC Bulletin Board during the fiscal years ended August 31, 2007 and 2006:

		High	Low
		------------	------------
YEAR 2007
	Quarter ended August 31, 2007	$1.02	$0.40
	Quarter ended May 31, 2007	$1.15	$0.76
	Quarter ended February 28, 2007	$1.50	$0.80
	Quarter ended November 30, 2006	$1.50	$1.06
YEAR 2006
	Quarter ended August 31, 2006	$1.65	$0.70
	Quarter ended May 31, 2006	$1.03	$1.00
	Quarter ended February 28, 2006	No Trades
	Quarter ended November 30, 2005	No Trades

STOCKHOLDERS

As of November 7, 2007, there were approximately 34 holders of record of our common stock.

DIVIDENDS

While there are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends, the Nevada Revised Statutes do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is certain information concerning issuances of common stock during fiscal 2007 that were not registered under the Securities Act.

  In January 2007, we issued 185,000 shares of our common stock in connections with our purchase of a joint venture interest previously described.

  In August 2007, we issued 750,000 shares of our common stock in connections with our purchase of a joint venture interest previously described.

The issuance referenced above was consummated pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated there under on the basis that such transactions did not involve a public offering and the offerees were sophisticated, accredited investors with access to the kind of information that registration would provide. The recipients of these securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

The Company did not effect any common stock repurchases during fiscal 2007.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the other sections of this annual report on Form 10-KSB, including the financial statements.

BUSINESS STRATEGY

We, as an investor in two separate joint ventures in Mexico, as previously discussed, currently focus on developing projects in Quintana Roo, Mexico.

Through our two joint ventures, we anticipate commencing engineering, procurement and construction of the natural gas pipeline in our fiscal second quarter of 2009. We estimate that it will take approximately one year to complete the pipeline at a total cost of about $140,000,000. Our share of these projected costs will be approximately $16,800,000. We hope to raise these funds through secured debt financing and through the sale of our equity; however, we have no financing currently in place and, therefore, there is no guarantee that we will be able to raise the necessary funding for completion of the natural gas pipeline project, the terminal project or other projects. If we fail to raise the funds necessary to fulfill our obligations under the joint venture agreement, we will be in breach of the agreement and it may terminate. If the joint venture agreement terminates, it would have a material adverse effect on our continued operations and we would likely need to curtail or cease our operations.

RESULTS OF OPERATIONS

YEAR ENDED AUGUST 31, 2007, COMPARED TO YEAR ENDED AUGUST 31, 2006

The following table sets forth summarized financial information for the fiscal years ended August 31, 2007 and 2006:

CONDENSED FINANCIAL INFORMATION

($ in Thousands)
	2007	2006
Revenue	$-	$-
Office and other	7	7
Professional fees	65	24
Consulting	10	-
Rent and lease expense	18	-
Travel	14	-
Shareholder loan and other interest	144	-
Gain on settlement of debt	-	(3)
Loss from discontinued operations	-	3
	258	31
Net(Loss) for the year	$(258)	$(31)

The Company incurred a net loss of $258,000 for the year ended August 31, 2007 significantly higher that the net loss of $31,000 in 2006. The higher loss was due to a greater level of operating activity and increased interest expense associated with greater borrowings in fiscal 2007.

OPERATING EXPENSES

The following table sets forth summarized operating expense information for the years ended August 31, 2007 and 2006:

($ in Thousands)
	2007	2006	$ Change
Office and other	7	7	-
Professional fees	65	24	41
Consulting	10	-	10
Rent and lease expense	18	-	18
Travel	14	-	14
Total Operating Expenses	114	31	83

For the year ended August 31, 2007, operating expenses increased $83,000 or 268%, as compared to the year ended August 31, 2006. The increases occurred primarily due to: (i) the $41,000 increase in professional fees which includes accounting fees of $43,000 and legal fees of $21,000, (ii) a $10,000 increase in consulting cost for technical professionals to review potential projects, (iii) a $18,000 increase in rent expense for a corporate apartment and for new corporate office space and (iv) a $14,000 increase in travel expense for Chief executive officer and consultants travel.

NET LOSS

For the twelve months ended August 31, 2007, our net loss was $258,000 compared to a loss of $31,000 for the twelve months ended August 31, 2006 which is a $227,000 or 732% increase. The increase in the loss for the twelve months ended August 31, 2007 as compared to the twelve months ended August 31, 2007 was attributable to (i) $144,000 for interest expense to a shareholder related to financing the joint venture, (ii) a $41,000 increase in professional fees, (iii) a $10,000 increase in consulting cost, (iv) a $18,000 increase in rent expense and (v) a $14,000 increase in travel expense as discussed immediately above.

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS

For the twelve months ended August 31, 2007, our net loss per share was $0.01 compared to a loss of $0.00 for the twelve months ended August 31, 2006.

CASH FLOWS

The Company's operating activities increased net cash used by operating activities to $139,715 in the year ended August 31, 2007, compared to net cash used of $26,965 in the year ended August 31, 2006.

The Company's financing activities provided net cash proceeds of $192,172 in the year ended August 31, 2007, compared to $229,402 of cash provided in the year ended August 31, 2006. The cash provided in the twelve months ended August 31, 2007, was provided by shareholder advances.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2007, the Company's current assets totaled $34,779. Total current liabilities were $1,597,553, resulting in negative working capital of $1,562,774. As of August 31, 2007, we had $2,326 in cash and cash equivalents. For the twelve month period ending August 31, 2007, our average monthly cash flow used in operating activities was approximately $12,000. We will need to raise at least $16,800,000 in order to meet our obligations under the joint venture agreement for the pipeline. The Company has funded operations to date through a combination of utilizing cash on hand, issuing common stock to settle certain obligations, borrowing from shareholders and raising additional capital through the sale of its securities. The Company operations for the twelve months ended August 31, 2007, was primarily funded by a shareholder’s advances of $195,000.

At August 31, 2007, the Company requires additional working capital to pursue its business strategy and operations, including contributions to the two joint ventures, expenditures related to review and development of upstream projects and general working capital purposes. Therefore, we will need to raise additional capital in 2008. We do not have any credit facilities available with financial institutions or other third parties and as such we must rely upon best efforts third-party funding from individual accredited investors. We will use our best efforts to raise additional funds through the sale of debt or equity securities to meet future working capital requirements. There can be no assurance that we will be successful in raising any funds from any of these debt or equity offerings or from any future best efforts financing efforts. If we are unable to either obtain financing from external sources or generate internal liquidity from anticipated future operations, we may need to curtail or cease acquisition plans and operations.

CONTRACTUAL OBLIGATIONS

The following table sets forth facility lease obligations as of August 31, 2007:
			Payments Due by Period
		Less than			More than
	Total	1Year	1-3 Years	3-5 Years	5 Years

CONTRACTUAL OBLIGATIONS:
Building lease obligation	$32,674	$32,674	$0.00	$0.00	$0.00

TOTAL CONTRACTUAL OBLIGATIONS	$32,674	$32,674	$0.00	$0.00	$0.00

The Company's contractual obligations consist of obligations for a building lease requiring no future commitment under a lease which expires March 31, 2008 as well as obligations under our joint venture agreement amounting to approximately $16,800,000 for the pipeline project which are uncertain as to the exact amount and timing, but are estimated to be less than $50,000 for the fiscal year ending August 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

As of August 31, 2007 and 2006, the Company did not have any off-balance-sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

We have adopted various accounting policies to prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). Our most significant accounting policies are described in Note 1 to our financial statements included elsewhere in this report. The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Our estimates and assumptions are updated as appropriate.

Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, and our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Different, reasonable estimates could have been used in the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. These, and other, factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FIXED ASSETS

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The costs associated with normal maintenance, repair, and refurbishment of equipment are charged to expense as incurred. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized as income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deductions are made for retirements resulting from renewals or betterments.

LONG-LIVED ASSETS

We review our long-lived assets, to include intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as "the asset") may not be recoverable. Such circumstances include, but are not limited to:

• impairment in value of joint venture investments,

  a significant decrease in the market price of the assets;

  a significant change in the extent or manner in which the assets are being used;

  a significant change in the business climate that could affect the value of the assets;

  a current period loss combined with projection of continuing loss associated with use of the assets;

  a current expectation that, more likely than not, the assets will be sold or otherwise disposed of before the end of its previously estimated useful life;

We continually evaluate whether such events and circumstances have occurred. When such events or circumstances exist, the recoverability of the asset's carrying value shall be determined by estimating the undiscounted future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset. To date, no such impairment has occurred. To the extent such events or circumstances occur that could affect the recoverability of long-lived assets, we may incur charges for impairment in the future.

COMPREHENSIVE LOSS

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. At August 31, 2007 and 2006, and the years then ended, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

ASSET RETIREMENT OBLIGATIONS

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143’), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depreciated, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists. Accordingly, no liability has been recorded.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Gulf United Energy Inc.

We have audited the accompanying balance sheet of Gulf United Energy, Inc. (A Development Stage Enterprise) as of August 31, 2007 and the related statements of operations, changes in shareholders' equity (deficiency), and cash flows for the year ended August 31, 2007, and the period from inception to August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gulf United Energy, Inc. (a Development Stage Enterprise) at August 31, 2007, and the results of its operations, changes in stockholders’ equity (deficiency) and cash flows for each the year ended August 31, 2007, and the period from inception to August 31, 2007 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has incurred substantial losses during its development stage and it experiencing liquidity problems associated with its lack of operations and working capital, which raises substantial doubt about its ability to continue as a going concern, The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HARPER & PEARSON COMPANY, P.C.

Houston, Texas
December 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Gulf United Energy, Inc. (formerly Stonechurch, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Gulf United Energy, Inc. (formerly Stonechurch, Inc.) (a development stage company) as of August 31, 2006, and the related statements of operations, cash flows, and stockholders’ deficiency for the year ended August 31, 2006, and for the cumulative period from inception, September 19, 2003, to August 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2006, and the results of its operations and its cash flows for the year ended August 31, 2006, and for the cumulative period from inception, September 19, 2003, to August 31, 2006, in conformity with United States generally accepted accounting principles.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a stockholders’ deficiency and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada December 8, 2006	MORGAN & COMPANY Chartered Accountants

GULF UNITED ENERGY, INC.
(A Development Stage Company)
BALANCE SHEETS
AUGUST 31, 2007 AND AUGUST 31, 2006

	August 31	August 31
	2007	2006
ASSETS
Current Assets
Cash	$2,326	$2,869
Pre-paid expenses	9,953	-
Deposits	22,500	-
Total Current Assets	34,779	2,869

Fixed Assets	3,000	-

Advances and interest in joint venture projects (Note 3)	1,951,210	-

Total Assets	$1,988,989	$2,869

LIABILITIES
Current
Accounts payable and accrued liabilities	$18,079	$11,452
Loans payable related parties (Note 7)	26,574	29,402
Shareholder loan payable and accrued interest (Note 7)	1,552,900	-

Total Liabilities	1,597,553	40,854

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock
Authorized:
200,000,000 shares with a par value of $0.001
Issued and Outstanding:
26,350,000 shares as of August 31, 2007 and
25,415,000 shares as of August 31, 2006	26,350	25,415
Additional paid-in capital	686,925	635
Deficit Accumulated During The Development Stage	(321,839)	(64,035)
	391,436	(37,985)

Total Liabilities and Stockholders' Equity (Deficiency)	$1,988,989	$2,869

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

GULF UNITED ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2007 AND 2006
AND FOR THE PERIOD FROM INCEPTION TO AUGUST 31, 2007

			Period From
	Year Ended		Inception
	August 31		(September 19, 2003)
	2007	2006	to August 31, 2007

Revenue	$-	$-	$-

Expenses:
Office and sundry	1,119	7,035	14,817
Professional fees	65,034	24,385	103,197
Consulting	10,455	-	10,455
Rent and lease expense	18,021	-	18,021
Public relations	945	-	945
Travel	14,213	-	14,213
Utilities	3,731	-	3,731
Shareholder loan and other interest	144,286	-	144,286
Total expenses	257,804	31,420	309,665
Operating Loss	(257,804)	(31,420)	(309,665)

Other Income and Expense
Gain on settlement of debt	-	(3,333)	(3,333)
Loss from continuing operations	(257,804)	(28,087)	(306,332)

Loss from discontinued operations	-	3,490	15,507
Net Loss	$(257,804)	$(31,577)	$(321,839)

Basic And Diluted Loss per share
from continuing operations	$(0.01)	$(0.00)	$(0.01)

Basic And Diluted Loss per share
from discontinued operations	$(0.00)	$(0.00)	$(0.00)

Basic And Diluted Net Loss per share	$(0.01)	$(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding	25,556,342	25,415,000	24,230,964

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

GULF UNITED ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM INCEPTION TO AUGUST 31, 2007

				DEFICIT
				ACCUMULATED
	COMMON SHARES		ADDITIONAL	DURING THE
		PAR	PAID-IN	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	STAGE	TOTAL
Balance, September 19,
2003 (date of inception)	-	$-	$-	$-	$-

Capital stock issued for cash:
October 2003 at $0.001	2,500,000	2,500	-	-	2,500
November 2003 at $0.005	160,000	160	640	-	800
December 2003 at $0.005	1,400,000	1,400	5,600	-	7,000
June 2004 at $0.01	1,000,000	1,000	9,000	-	10,000
July 2004 at $0.25	23,000	23	5,727	-	5,750
Net loss for the period	-	-	-	(15,880)	(15,880)
Balance, August 31, 2004	5,083,000	5,083	20,967	(15,880)	10,170

Net loss for the year	-	-	-	(16,578)	(16,578)
Balance, August 31, 2005	5,083,000	5,083	20,967	(32,458)	(6,408)

November 10, 2005 Stock
Split Adjustment	20,332,000	20,332	(20,332)	-	-
Net loss for the year	-	-	-	(31,577)	(31,577)
Balance, August 31, 2006	25,415,000	25,415	635	(64,035)	(37,985)

Capital stock issued for investment:
January 2007 at $0.735 per share	185,000	185	135,790	-	135,975
July 2007 at $0.735 per share	750,000	750	550,500	-	551,250

Net loss for the period	-	-	-	(257,804)	(257,804)

Balance, August 31, 2007	26,350,000	$26,350	$686,925	$(321,839)	$391,436

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

GULF UNITED ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2007 AND 2006
AND FOR THE PERIOD FROM INCEPTION THROUGH AUGUST 31, 2007

			Period From
	12 Months Ended		Inception
	August 31,	August 31,	Through August 31,
	2007	2006	2007
Cash Flows From Operating Activities
Net loss for the period	$(257,804)	$(31,577)	$(321,839)
Pre-paid expenses	(9,953)	-	(9,953)
Accrued interest added to shareholder loans	143,915	-	143,915
Non-cash portion of interest expense		3,333	3,333
Gain on settlement of debt	-	(3,333)	(3,333)
Adjustments to reconcile net loss to net cash used by
operating activities:
Increase in deposits	(22,500)	-	(22,500)
Accounts payable and accrued liabilities	6,627	4,612	18,079
Net Cash Used By Operating Activities	(139,715)	(26,965)	(192,298)

Cash Flows From Investment Activity
Capital Expenditures	(3,000)	-	(3,000)
Advances and investment in joint venture projects	(50,000)	(200,000)	(250,000)
Net cash used by investing activities	(53,000)	(200,000)	(253,000)

Cash Flows From Financing Activities
Capital stock issued	-	-	26,050
(Decrease)/increase in loans payable to related parties	(2,828)	229,402	226,574
Proceeds from shareholder loan payable	195,000	-	195,000
Net cash provided by financing activities	192,172	229,402	447,624

(Decrease)/Increase In Cash During The Period	(543)	2,437	2,326

Cash, Beginning Of Period	2,869	432	-

Cash, End Of Period	$2,326	$2,869	$2,326

Non-Cash Investing and Financing Activities:
Investment advances paid from shareholder loans	$1,213,985	$-	$1,263,985

Capital stock issued for investment acquisition	$687,225	$-	$687,225

Settlement of loan payable by assignment of investment:
Loan payable	$-	$(200,000)	$(200,000)
Investment	$-	$200,000	$200,000

Supplementary Disclosure Of Cash Flow Information:
Cash paid for:
Interest	$371	$-	$371
Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

GULF UNITED ENERGY, INC.
NOTES TO THE FINANCIAL STATEMENTS

1. NATURE OF THE COMPANY AND CONTINUANCE OF OPERATIONS

Gulf United Energy, Inc. (the Company) is in the business of developing and participating in upstream and downstream oil and gas projects. The Company was incorporated in the State of Nevada, U.S.A., on September 19, 2003. The Company currently has limited operations and is seeking new projects. The Company is a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company had previously been primarily engaged in the acquisition and exploration of mineral properties. The Company has since changed its focus to the oil and gas sector and has entered into a letter of intent and subsequently acquired joint venture interests with a private Mexican company in a natural gas pipeline project and a liquefied natural gas regasification and storage facility in Mexico. Operating expenditures related to the acquisition and exploration of mineral properties have been presented as discontinued operations.

On November 10, 2005, the Board of Directors authorized a 5 for-1 stock split of the Company’s $0.001 par value common stock. As a result of the split, 20,332,000 additional shares were issued, and additional paid-in capital was reduced by $20,332. On March 2, 2006 the Company amended its’ articles of incorporation to reflect a name change from Stonechurch Inc. to Gulf United Energy, Inc.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $321,839 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. SUMMARY OF SIGNICANT ACCOUNTANT POLICIES

BASIS OF ACCOUNTING

The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements of Gulf United Energy, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations have been reflected herein.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that directly affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

LEASES

We recognize lease expense monthly over the minimum lease term on a straight-line basis.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, and accounts payable, accrued liabilities and debt. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

BASIC LOSS PER SHARE

The Company is required to provide basic and dilutive earnings (loss) per common share information.

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended August 31, 2007, and August 31, 2006, there were no potentially dilutive securities issued so diluted net loss per common share equals basic net loss per share.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48 Accounting for Uncertainly in Income Taxes - An Interpretation of FASB Statement No. 109. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after August 15, 2006, and the provisions of FIN 48 will be applied to all positions upon the adoption of the Interpretation. The cumulative effect of this applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Management is currently evaluating the impact of FIN 48 on the financial statements but does not believe that its adoption will have a material effect on the Companies' financial position, results of operations, or cash flows.

FIXED ASSETS

Additions to property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is recorded on a straight-line basis over the estimated useful lives of the assets. The company’s fixed assets consist of computer equipment and software acquired late in the last month of the 2007 fiscal year. Because is would not be material, no depreciation expense was recorded in fiscal 2007. The computer equipment and software will be depreciated over 36 months beginning in fiscal 2008.

3. INVESTMENTS

On March 22, 2006, the Company entered into a letter of intent with Cia. Mexicana de Gas Natural, S.A. de C.V. (“CMGN”), a private Mexican corporation, whereby the Company would acquire a 50% interest in a joint venture to be formed (the “Gulf United/CMGN Joint Venture”). The Company contributes cash to the Gulf United/CMGN Joint Venture and CMGN contributed its 24% equity interest in a project to design, construct, operate and maintain an open access natural gas pipeline between Valladoloid, Cancun and Punta Venado, as well as its initial 24% equity interest in a project to build a proposed liquefied natural gas storage and regasification facility. The Company borrowed $200,000 from a shareholder to make the initial advance required under the letter of intent. No additional payments were made. The letter of intent was terminated on May 22, 2006 and the investment in the joint venture was transferred to the lender in full settlement of the debt.

Subsequent to August 31, 2006, the Company entered into an amended letter of intent with CMGN whereby the general terms of the initial letter of intent were reinstated. The amended letter of intent acknowledged $1,038,985 had been advanced to CMGN on behalf of the Company, by a Company shareholder, (including the initial advance of $200,000) pursuant to the original letter of intent. In order to earn its 50% in the Gulf United/CMGN Joint Venture, the Company paid an additional $409,410 to CMGN and issued 750,000 shares of the Company’s restricted stock to CMGN following the execution of the joint venture agreements. Our investment in the joint ventures is recorded at cost .

The Company has entered into a loan agreement with a shareholder regarding funds advanced on its behalf. The loan is secured by the Company’s equity interest in the joint venture entities, bears interest at a rate of 10% per annum and is due in full on November 1, 2007 as of the end of our fiscal year. Subsequent to year end, the Company extended the repayment due date to January 15, 2008. The Company may, at any time, satisfy the loan in its entirety by transferring its interest in the letter of intent to the lending shareholder. In connection with the loan agreement, the Company has agreed to pay a finder’s fee to the lending shareholder equal to 8.5% of any proceeds the Company receives from the joint venture.

Condensed balance sheets for the joint venture entities as of August 31, 2007 are included below:

	Fermaca Gas de	Fermaca LNG de
	Cancun, S.A. de	Cancun, S.A. de
	C.V.	C.V.

Receivables	$6,753	$6,753

Projects in process	5,246,613	3,115,109

Total Assets	$5,253,366	$3,121,862

Minority interest	$2,625,601	$1,559,881

Shareholder's equity	2,627,765	1,561,981

Total Liabilities and
Shareholders' Equity	$5,253,366	$3,121,862

The joint venture balance sheets reflected above are consolidated with operating companies in which the joint venture companies hold a 50% interest. Because all costs incurred by the joint ventures and the underlying entities relate to the development of the pipeline and LNG terminal, the joint venture companies have capitalized all costs and there are no revenues or expenses during the construction phase. The minority interest shown in these balance sheets is the investment of the other 50% owner in the operating companies that will have the natural gas pipeline and the liquefied natural gas storage and regasification plant. The Company owns a 24% interest in the joint venture companies and a 12% net interest in the projects in process shown in the above condensed balance sheets.

4. COMMON STOCK

The total number of shares of stock which the Company shall have the authority to issue is two hundred million (200,000,000) shares of Common Stock with a par value of one tenth cent ($.001) per share.

As of August 31, 2007, the Company had 26,350,000 shares of its $.001 par value common stock issued and outstanding.

During the twelve months ended August 31, 2007, the Company issued 935,000 shares of common stock for payments required under the letter on intent valued at $687,225. The Company valued the shares at the closing market price on the date of issuance of such shares less a discount of 30% for marketability because the shares are restricted and thus are not immediately tradable.

During the period from September 19, 2003 (inception) to August 31, 2007, the Company issued 26,350,000 common shares (post stock split) for total cash proceeds of $26,350.

At August 31, 2007, there were no outstanding stock options or warrants.

5. INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses totaling $321,839 which commence expiring in 2023 if not previously utilized. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset and the elected amount of the valuation allowance are indicated below:

	2007	2006
Statutory tax rate	34%	34%
Deferred tax asset	$109,400	$21,700
Valuation allowance	(109,400)	(21,700)
Net deferred tax asset	$-	$-

The Company’s provision for income taxes differs from the amounts computed by applying the statutory income tax rates to the loss as a result of the following:

	2007	2006
Recovery of income taxes at statutory rates	$87,700	$10,700
Tax benefit not recognized on current
year’s losses	(87,700)	(10,700)
	$-	$-

6. EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

	For the twelve months ended August 31, 2007
	Income/(Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss
Basic EPS:
Net loss available to common stockholders	$(257,804)	25,556,342	$(0.01)

Diluted EPS:
Net loss available to common stockholders and	$(257,804)	25,556,342	$(0.01)
assumed conversions

	For the twelve months ended August 31, 2006
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net loss
Basic EPS:
Net loss available to common stockholders	$(31,577)	25,415,000	$(0.00)

Diluted EPS:
Net loss available to common stockholders and	$(31,577)	25,415,000	$(0.00)
assumed conversions

	For the period from inception throught August 31, 2007
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic EPS:
Net loss available to common stockholders	$(321,839)	24,230,964	$(0.01)

Diluted EPS:
Net loss available to common stockholders	$(321,839)	24,230,964	$(0.01)

7. NOTES PAYABLE

Notes payable consist of the following as of August 31, 2007:

	Short-term	Long-Term
Unsecured loans to shareholders	$ 26,574	$0
Secured loan to shareholder	$1,552,900	$0

Two shareholders and former directors of the Company provided loans totalling $26,574. The loans are non-interest bearing, unsecured and payable upon demand.

The Company has received loans from one shareholder totaling $1,552,900; this amount includes total interest of $143,915 all of which was accrued during the twelve months ended August 31, 2007. The loan was used primarily to fund our interest in the Mexican joint ventures. That total amount is comprised of $1,213,985 of advances for the joint ventures, $195,000 for operating costs and $143,915 in interest cost. The loan is secured by the Company’s equity interest in the joint ventures. The loan bears interest at a rate of 10% per annum and as of fiscal year end was due in full on November 1, 2007. Subsequent to year end, the loan repayment due date was extended to January 15, 2008. The Company may, at any time, satisfy the loan in its entirety by transferring its interest in the joint ventures to the shareholder.

8. COMMITMENTS AND CONTINGENCIES

LEASES

The Company accounts for rent expense monthly over the minimum lease term. The Company occupies office space under a non-cancelable sub-lease expiring March 2008.

Future minimum lease payments under non-cancelable leases at August 31, 2007 were as follows:

Period Ending
August 31,	Amount

2008	$32,674

JOINT VENTURE COMMITMENTS

As reflected herein, the Company has entered into a joint venture agreement to provide funding currently estimated to be approximately $16,800,000 with respect to the Company's 12% interests in the pipeline joint venture. Because the Company is solely an investor in the joint ventures and not the operator, management of the Company is currently unable to determine precisely when the funding amounts will become due or the amounts that will be required. However, it is anticipated by management that the amounts due will be paid during the next three fiscal years for the pipeline project and during the next five years for the LNG storage and re-gasification project. As also stated herein, the Company currently does not have adequate resources available to meet its funding requirements. Should the Company be unable to fund the required amounts on a timely basis, the joint venture interests may revert to the shareholder who has provided the funding reflected in the accompanying balance sheet for the fiscal year ended August 31, 2007.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 27, 2007, Morgan and Company, Chartered Accountants (“Morgan”) resigned as our independent accountants. Morgan’s audit report on our financial statements for the period from our inception on September 13, 2003 to August 31, 2004, and for the fiscal years ended August 31, 2005 and August 31, 2006 did not contain an adverse opinion or disclaimer or opinion, nor was it modified as to audit scope, or accounting principles. The Report of Independent Registered Public Accounting Firm that Morgan issued on the financial statements for the periods from our inception on September 13, 2003 to August 31, 2006 was modified as to uncertainty and did express an opinion that there was substantial doubt as to our ability to continue as a going concern. Furthermore, there were no disagreements between us and Morgan relating to the fiscal periods audited or any subsequent interim period through to the date that the firm resigned.

There were no disagreements with Morgan on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to its satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report and its review of our interim financial statements for the period ended November 30, 2006 through the date of its resignation on March 27, 2007.

We engaged Harper & Pearson Company, P.C., Certified Public Accountants, (“Harper”) as our new independent accountant on March 27, 2007. We did not consult Harper prior to the date of engagement regarding the application of accounting principles, the type of audit opinion that might be rendered by it or any other matter.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of August 31, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of August 31, 2007, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and executive officers and their ages as of August 31, 2007, are shown below.

Name	Age	Position

Don W. Wilson	60	CEO and Director
David Pomerantz	47	CFO, Treasurer, Secretary

Mr. Don W. Wilson has acted as our president, chief executive officer and as a director since November 2006. Since October 2001, he has owned and operated a cattle ranch in Crockett, Texas. From March 1998 to October 2001, Mr. Wilson acted as president and chief operating officer of Odyssea Marine, Inc., a private Houston-based company involved in marine transportation and independent power generation. From April 1998 to July 2001, he acted as Chairman of the Board of Grant Geophysical, Inc., a public company involved in domestic and international geophysical surveying. Mr. Wilson is a graduate of Sam Houston State University with a Bachelor of Science degree and a Master of Science degree.

Mr. David C. Pomerantz has served as the Company's chief financial officer, treasurer and secretary since April 2007. From March 2005 to present, Mr. Pomerantz has served as a partner with Clear Financial Solutions, Inc., a company providing financial consulting and CFO services. From February 2003 to March 2005, Mr Pomerantz served as chief financial officer and then chief operating officer for General Solutions, Ltd., an electronics manufacturing and software development company. From March 2000 to February 2003, Mr. Pomerantz held a senior manager role in the consulting group of UHY Advisors, a CPA and professional services firm. From 1999-2000, Mr. Pomerantz was a director of strategic planning and then president of PRS International, Inc. From 1988-1999, Mr. Pomerantz was controller and then operations manager for a division of Tyco International, Inc. Mr. Pomerantz attended Emory University and received his Business Administration degree in accounting from the University of Texas at Austin. Mr. Pomerantz is a member of The Houston Technology Center and the MIT Enterprise Forum and is active on boards and executive boards of several non-profit organizations.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT; NOMINATING DIRECTORS

None of the directors are independent as defined by Rule 10A-3 of the Exchange Act. The entire board compromises the Company’s Audit Committee. The Company does not have an “Audit Committee Financial Expert” as a member of its audit committee. The Company does not have available any person with the requisite background and experience, nor has the Company been able to attract anyone to its Board with the requisite background. We have not adopted any procedures regarding security holders’ nominating directors.

CODE OF ETHICS

As of the end of fiscal year 2007, the Company had not established a Code of Business Conduct and Ethics. We expect to adopt such a Code within 2008 and will report the adoption of a Code of Business Conduct and Ethics on Form 8-K promptly thereafter.

ITEM 10. EXECUTIVE COMPENSATION

Our chief executive officer and director is not currently compensated for his services other than through reimbursement for expenses. Our chief financial officers is compensated through a contract with Clear Financial Solutions, Inc. (CFS). In fiscal 2007, CFS billed a total of $10,821 for contract CFO services. We do not have any employment agreements with our officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at November 7, 2007 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Name of beneficial owner	Beneficial	Percent
	Ownership	of class

Don W. Wilson	2,000,000	7.59%

David Pomerantz	-0-	0.00%

All Officers and Directors	2,000,000	7.59%
as a group that consists of
two persons

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

Based on our review of the copies of such forms we received, we believe that during the fiscal year ended August 31, 2007 all such filing requirements applicable to our officers and directors were complied with, except Mr. Wilson and Pomerantz failed to file their Form 3’s timely.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Two shareholders and former directors, Brian McKay and Bruno Fruscalzo, have loaned $15,172 and $11,402 to us respectively. These loans are unsecured, non-interest bearing, have no fixed terms of repayment and are due upon demand.

Other than the shareholder loans described above, none of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

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

ITEM 13. EXHIBITS

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Form SB-2 filed on December 23,
2004).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our Form SB-2 filed on December 23, 2004).

10.1	Joint Venture Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 18,
2007).

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal years ended August 31, 2007, and August 31, 2006, the aggregate fees billed by our principal accountants, Morgan & Company, Chartered Accountants in the fiscal year ended 2006 and the first quarter of fiscal 2007, and Harper& Pearson Company, P.C. beginning in the second quarter of fiscal 2007 were as follows:

	Fiscal year ended	Fiscal year ended
	August 31, 2007	August 31, 2006

Audit fees	$38,431	$14,590
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Restated Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF UNITED ENERGY, INC.

By: DON W. WILSON

Name: Don Wilson
Title: Chief Executive Officer
Date: December 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this restated Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
DON WILSON	Principal Executive Officer, and	December 13, 2007
Director
DAVID POMERANTZ	Chief Financial Officer, Secretary and	December 13, 2007
Treasurer