Form 10QSB
period 2007-11-30
Gulf United Energy, Inc.
filed 2008-01-14
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended November 30, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange
Act of 1934

	For the transition period		to
	----------------------------------		-------------------------------

	Commission File Number	000-52322
--------------------

Gulf United Energy, Inc.
------------------------------------------------------------------------
(Exact name of small Business Issuer as specified in its charter)

Nevada	20-5893642
---------------------------------	-------------------------------
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

3555 Timmons Lane, Suite 1510
Houston, Texas	77027
----------------------------------------	-------------------------------
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code:	(713) 893-3543
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,350,000 shares of $0.001 par value common stock outstanding as of January 8, 2008.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

TABLE OF CONTENTS

	Part I. Financial Information
Item 1	Financial Statements
	Balance Sheets at November 30, 2007 and August 31,2007	4
	Statements of Operations	5
	For the Three Months Ended November 30, 2007 and 2006 and the
	Period From Inception (September 19, 2003) to November 30, 2007
	Statements of Cash Flows	6
	For the Three Months Ended November 30, 2007 and 2006 and Period
	from Inception (September 19, 2003) through November 30, 2007
	Statement of Changes in Stockholders' Equity (Deficiency) Period from	7
	Inception (September 19, 2003) to November 30, 2007
	Notes to the Financial Statements	8
Item 2	Management's Discussion and Analysis or Plan of Operation	14
Item 3	Controls and Procedures	14
	Part II. Other Information
Item 1	Legal Proceedings	15
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3	Defaults Upon Senior Securities	15
Item 4	Submission of Matters to a Vote of Security Holders	15
Item 5	Other Information	16
Item 6	Exhibits	16
	Signatures	17
	EX-31.1 (EXHIBIT 31.1)	18
	EX-31.2 (EXHIBIT 31.2)	19
	EX-32.1 (EXHIBIT 32.1)	20
	EX-32.2 (EXHIBIT 32.2)	21

GULF UNITED ENERGY, INC.
(A Development Stage Company)

FIRST QUARTER
FINANCIAL STATEMENTS

November 30, 2007
(Unaudited)

GULF UNITED ENERGY, INC.
(A Development Stage Company)

BALANCE SHEETS

	November 30,	August 31,
	2007	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$470	$2,326
Pre-paid expenses	5,285	9,953
Deposits	22,500	22,500
Total Current Assets	28,255	34,779

Fixed Assets	3,300	3,000
Less: Accumulated Depreciation	(275)	-
Net Fixed Assets	3,025	3,000

Interest in joint venture projects (Note 3)	1,951,210	1,951,210

Total Assets	$1,982,490	$1,988,989

LIABILITIES
Current
Accounts payable and accrued liabilities	$38,291	$18,079
Loans payable related parties (Note 6)	26,574	26,574
Shareholder loan payable and accrued interest (Note 6)	1,617,274	1,552,900

Total Liabilities	1,682,139	1,597,553

STOCKHOLDERS' EQUITY
Common Stock
Authorized:
200,000,000 shares with a par value of $0.001
Issued and Outstanding:
26,350,000 shares as of November 30, 2007 and
August 31, 2007	26,350	26,350
Additional paid-in capital	686,925	686,925
Deficit Accumulated During The Development Stage	(412,924)	(321,839)
	300,351	391,436

Total Liabilities and Stockholders' Equity	$1,982,490	$1,988,989

The accompanying notes are an integral part of these financial statements

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
			Inception
	Three Months Ended		(September 19, 2003)
	November 30,		through
	2007	2006	November 30, 2007

Revenue	$-	$-	$-

Expenses:
Office and sundry	257	938	15,074
Depreciation expense	275	-	275
Professional fees	34,513	19,761	137,710
Consulting	-	-	10,455
Rent and lease expense	15,354	-	33,375
Public relations	-	-	945
Travel	-	-	14,213
Utilities	1,312	-	5,043
Shareholder loan and other interest	39,374	38,820	183,660
Total expenses	91,085	59,519	400,750
Operating Loss	(91,085)	(59,519)	(400,750)

Other Income and Expense
Gain on settlement of debt	-	-	(3,333)
Loss from continuing operations	(91,085)	(59,519)	(397,417)

Loss from discontinued operations	-	-	15,507
Net Loss	$(91,085)	$(59,519)	$(412,924)

Basic And Diluted Loss per share
from continuing operations	$(0.00)	$(0.00)	$(0.02)

Basic And Diluted Loss per share
from discontinued operations	$(0.00)	$(0.00)	$(0.00)

Basic And Diluted Net Loss per share	$(0.00)	$(0.00)	$(0.02)

Weighted Average Number of Shares Outstanding	26,350,000	25,415,000	24,360,208

The accompanying notes are an integral part of these financial statements

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Period From
	November 30,	November 30,	Inception Through
	2007	2006	November 30, 2007
Cash Flows From Operating Activities
Net loss for the period	$(91,085)	$(59,519)	$(412,924)
Pre-paid expenses	4,668	-	(5,285)
Depreciation expense	275	-	275
Accrued interest added to shareholder loans	39,374	38,820	183,289
Non-cash portion of interest expense	-	-	3,333
Gain on settlement of debt	-	-	(3,333)
Adjustments to reconcile net loss to net cash used by
operating activities:
Increase in deposits	-	-	(22,500)
Accounts payable and accrued liabilities	20,212	10,657	38,291
Net Cash Used By Operating Activities	(26,556)	(10,042)	(218,854)
Cash Flows From Investing Activity
Capital expenditures	(300)	-	(3,300)
Advances and investment in joint venture projects	-	-	(250,000)
Net cash used by investing activities	(300)	-	(253,300)
Cash Flows From Financing Activities
Capital stock issued	-	-	26,050
(Decrease)/increase in loans payable to related parties	-	(2,828)	226,574
Proceeds from shareholder loans payable	25,000	10,000	220,000
Net cash provided by financing activities	25,000	7,172	472,624
Increase/(Decrease) In Cash During The Period	(1,856)	(2,870)	470
Cash, Beginning Of Period	2,326	2,870	-
Cash, End Of Period	$470	$-	$470

Non-Cash Investing and Financing Activities:
Investment advances paid from shareholder loans	$-	$1,113,985	$1,263,985

Capital stock issued for investment acquisition	$-	$-	$687,225

Settlement of loan payable by assignment of investment:
Loan payable	$-	$-	$(200,000)
Investment	$-	$-	$200,000

Supplementary Disclosure Of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$371
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION (SEPTEMBER 19, 2003) TO NOVEMBER 30, 2007
(Unaudited)

				DEFICIT
				ACCUMULATED
	COMMON SHARES		ADDITIONAL	DURING THE
		PAR	PAID-IN	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	STAGE	TOTAL
Balance, September 19,
2003 (date of inception)	-	$-	$-	$-	$-

Capital stock issued for cash:
October 2003 at $0.001	2,500,000	2,500	-	-	2,500
November 2003 at $0.005	160,000	160	640	-	800
December 2003 at $0.005	1,400,000	1,400	5,600	-	7,000
June 2004 at $0.01	1,000,000	1,000	9,000	-	10,000
July 2004 at $0.25	23,000	23	5,727	-	5,750
Net loss for the period	-	-	-	(15,880)	(15,880)
Balance, August 31, 2004	5,083,000	5,083	20,967	(15,880)	10,170

Net loss for the year	-	-	-	(16,578)	(16,578)
Balance, August 31, 2005	5,083,000	5,083	20,967	(32,458)	(6,408)

November 10, 2005 Stock
Split Adjustment	20,332,000	20,332	(20,332)	-	-
Net loss for the year	-	-	-	(31,577)	(31,577)
Balance, August 31, 2006	25,415,000	25,415	635	(64,035)	(37,985)

Capital stock issued for investment:
January 2007 at $0.735 per share	185,000	185	135,790	-	135,975
July 2007 at $0.735 per share	750,000	750	550,500	-	551,250

Net loss for the year	-	-	-	(257,804)	(257,804)
Balance, August 31, 2007	26,350,000	26,350	686,925	(321,839)	391,436

Net loss for the period	-	-	-	(91,085)	(91,085)

Balance, November 30, 2007	26,350,000	$26,350	$686,925	$(412,924)	$300,351

The accompanying notes are an integral part of these financial statements

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended August 31, 2007. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosures needed for a fair presentation may be determined in that context. Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended August 31, 2007 have been omitted. The results of operations for the three month ended November 30, 2007 are not necessarily indicative of results for the entire year ending August 31, 2008.

1.     NATURE AND CONTINUANCE OF OPERATIONS

Gulf United Energy, Inc. (the Company) is in the business of developing and participating in upstream and downstream oil and gas projects. The Company was incorporated in the State of Nevada, U.S.A., on September 19, 2003. The Company currently has limited operations and is seeking new projects. The Company is a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company had previously been primarily engaged in the acquisition and exploration of mineral properties. The Company has since changed its focus to the oil and gas sector and has entered into a letter of intent and subsequently acquired joint venture interests with a private Mexican company in a natural gas pipeline project and a liquefied natural gas regasification and storage facility in Mexico. Operating expenditures related to the acquisition and exploration of mineral properties, have been presented as discontinued operations.

On November 10, 2005, the Board of Directors authorized a 5-for-1 stock split of the Company’s $0.001 par value common stock. As a result of the split, 20,332,000 additional shares were issued, and additional paid-in capital was reduced by $20,332.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $412,924 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of November 30, 2007 and August 31, 2007, the Company had no cash equivalents.

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
NOVEMBER 30, 2007
(Unaudited)

Basic Loss Per Share

The Company is required to provide basic and dilutive earnings (loss) per common share information.

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended November 30, 2007, and August 31, 2007, there were no potentially dilutive securities issued so diluted net loss per common share equals basic net loss per share.

Fixed Assets

Additions to property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is recorded on a straight-line basis over the estimated useful lives of the assets. Computer equipment and software is being depreciated over 36 months beginning in the first month of the current fiscal year.

3.     INVESTMENTS

On March 22, 2006, the Company entered into a letter of intent with Cia. Mexicana de Gas Natural, S.A. de C.V. (“CMGN”), a private Mexican corporation, whereby the Company would acquire a 50% interest in a joint venture to be formed (the “Gulf United/CMGN Joint Venture”). The Company contributes cash to the Gulf United/CMGN Joint Venture and CMGN contributed its 24% equity interest in a project to design, construct, operate and maintain an open access natural gas pipeline between Valladolid, Cancun and Punta Venado, as well as its initial 24% equity interest in a project to build a proposed liquefied natural gas storage and regasification facility. The Company borrowed $200,000 from a shareholder to make the initial advance required under the letter of intent. No additional payments were made. The letter of intent was terminated on May 22, 2006 and the investment in the joint venture was transferred to a shareholder of the Company in full settlement of the debt.

Subsequent to August 31, 2006, the Company entered into an amended letter of intent with CMGN whereby the general terms of the initial letter of intent were reinstated. The amended letter of intent acknowledged $1,038,985 had been advanced to CMGN on behalf of the Company, by a Company shareholder, (including the initial advance of $200,000) pursuant to the original letter of intent. In order to earn its 50% in the Gulf United/CMGN Joint Venture, the Company paid an additional $409,410 to CMGN and issued 750,000 shares of the Company’s restricted stock to CMGN following the execution of the joint venture agreements. Our investment in the joint ventures is recorded at cost.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

The Company has entered into a loan agreement with a shareholder regarding funds advanced on its behalf. The loan is secured by the Company’s equity interest in the joint venture entities, bears interest at a rate of 10% per annum and is due in full on January 15, 2008. Company management is currently negotiating an extension to the due date of the loan. The Company may, at any time, satisfy the loan in its entirety by transferring its interest in the letter of intent to the lending shareholder. In connection with the loan agreement, the Company has agreed to pay a finder’s fee to the lending shareholder equal to 8.5% of any proceeds the Company receives from the joint venture.

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

The joint venture balance sheets reflected above are consolidated with operating companies in which the joint venture companies hold a 50% interest. Because all costs incurred by the joint ventures and the underlying entities relate to the development of the pipeline and LNG terminal, the joint venture companies have capitalized all costs and there are no revenues or expenses during the construction phase. The minority interest shown in these balance sheets is the investment of the other 50% owner in the operating companies that will own the natural gas pipeline and the liquefied natural gas storage and regasification plant. The Company owns a 24% interest in the joint venture companies and a 12% net interest in the projects in process shown in the above condensed balance sheets.

4.     COMMON STOCK

The total number of shares of stock which the Company shall have the authority to issue is two hundred million (200,000,000) shares of Common Stock with a par value of one tenth cent ($.001) per share.

As of November 30, 2007, the Company had 26,350,000 shares of its $.001 par value common stock issued and outstanding.

During the twelve months ended August 31, 2007, the Company issued 935,000 shares of common stock for payments required under the letter on intent valued at $687,225. The Company valued the shares at the closing market price on the date of issuance of such shares less a discount of 30% for marketability because the shares are restricted and thus are not immediately tradable.

During the period from September 19, 2003 (inception) to November 30, 2007, the Company issued 26,350,000 common shares (post stock split) for total cash proceeds of $26,350.

At November 30, 2007, there were no outstanding stock options or warrants.

5.     INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses totaling $412,923 which commence expiring in 2023 if not previously utilized. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

6.     LOANS PAYABLE

Notes payable consist of the following as of November 30, 2007:

	Short-term	Long-Term
Unsecured loans to shareholders	$26,574	$0
Secured loan and interest payable to shareholder	$1,617,274	$0

Two shareholders and former directors of the Company provided loans totalling $26,574. The loans are non-interest bearing, unsecured and payable upon demand.

The Company has received loans from one shareholder totaling $1,617,274; this amount includes total interest of $183,289 as of November 30, 2007. These funds have been used primarily to purchase our interest in the Mexican joint ventures. That total amount is comprised of $1,213,985 of advances for the joint ventures, $220,000 for operating costs and $183,289 in interest cost. The loan is secured by the Company’s equity interest in the joint ventures. The loan bears interest at a rate of 10% per annum and is due January 15, 2008. Company management is currently negotiating an extension to the due date of the loan. The Company may, at any time, satisfy the loan in its entirety by transferring its interest in the joint ventures to the shareholder.

7.     COMMITMENTS AND CONTRACTUAL OBLIGATIONS

LEASES

The Company accounts for rent expense monthly over the minimum lease term. The Company occupies office space under a non-cancelable sub-lease expiring March 2008.

Future minimum lease payments under non-cancelable leases at November 30, 2007 were as follows:

Period Ending
November 30,	Amount

2008	$18,672

JOINT VENTURE COMMITMENTS

As reflected herein, the Company has entered into a joint venture agreement to provide funding currently estimated to be approximately $16,800,000 with respect to the Company's 12% interest in the pipeline project. Because the Company is solely an investor in the joint ventures and not the operator, management of the Company is currently unable to determine precisely when the funding amounts will become due or the amounts that will be required. However, it is anticipated by management that the amounts due will be paid during the next three fiscal years for the pipeline project and during the next five years for the LNG storage and re-gasification project. As also stated herein, the Company currently does not have adequate resources available to meet its funding requirements. Should the Company be unable to fund the required amounts on a timely basis, the joint venture interests may revert to the shareholder who has provided the funding reflected in the accompanying balance sheet as of November 30, 2007 and August 31, 2007.

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

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Our plan of operation for the twelve months following the date of this quarterly report, through our two joint ventures, we anticipate commencing engineering, procurement and construction of the natural gas pipeline in our fiscal second quarter of 2009. We estimate that it will take approximately one year to complete the pipeline at a total cost of about $140,000,000. Our share of these projected costs will be approximately $16,800,000. We hope to raise these funds through secured debt financing and through the sale of our equity; however, we have no financing currently in place and, therefore, there is no guarantee that we will be able to raise the necessary funding for completion of the natural gas pipeline project, the terminal project or other projects. If we fail to raise the funds necessary to fulfill our obligations under the joint venture agreement, we will be in breach of the agreement and it may terminate. If the joint venture agreement terminates, it would have a material adverse effect on our continued operations and we would likely need to curtail or cease our operations.

As of November 30, 2007, we have contributed $1,951,210 to the joint ventures made up of $1,263,985 in cash and 935,000 shares of our restricted common stock valued at $687,225 to finance the projects. In consideration for acquiring a 24% interest in Fermaca Gas and Fermaca LNG, we have agreed to pay 12% of the costs incurred by Yaax and SIIT Energy.

Results of Operations for Quarter Ended November 30, 2007

We have not earned any revenues during the period from inception through November 30, 2007. The design and construction of the open access natural gas pipeline between Valladolid, Cancun and Punta Venado and a liquefied natural gas storage and regasification facility are not yet complete; accordingly, we currently do not have any revenue generating operations.

We incurred operating expenses and a net loss in the amount of $91,085 for the quarter ended November 30, 2007, as compared to a $59,519 loss for the same quarter in fiscal 2006. The increase in our net loss in 2007 was primarily the result of an increase in professional fees of $14,752 and rent and lease expense of $15,354. The operating expenses in the quarter ended November 30, 2007 were comprised of professional fees of $34,513, rent and lease expense of $15,354, interest expense of $39,374, office, sundry, utilities and depreciation totaling $1,844.

We have not attained profitable operations and are, therefore, dependent upon obtaining additional debt or equity financing. If we are unable to obtain additional financing, there is substantial doubt that we will be able to continue as a going concern.

ITEM 3.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on November 30, 2007. This evaluation was conducted by our chief executive officer, Don Wilson, and our chief financial officer, David Pomerantz.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of August 31, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of November 30, 2007, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Conclusions

Based upon their evaluation of our controls, our chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

*	10.1	Amended Loan Agreement

	31.1	Certification pursuant to Rule 13a-14(a) under the Securities
Exchange Act of 1934
	31.2	Certification pursuant to Rule 13a-14(a) under the Securities
Exchange Act of 1934
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to Form 8K filed on November 28, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gulf United Energy, Inc.

/s/ DON WILSON
___________________________
Don Wilson, President and C.E.O.
(Principal Executive Officer)

DATED:   January 14, 2008