Form 10QSB
period 2008-02-29
Gulf United Energy, Inc.
filed 2008-04-14
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange
Act of 1934

	For the transition period		to
		------------------	--------------------

	Commission File Number	000-52322
----------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,350,000 shares of $0.001 par value common stock outstanding as of April 14, 2008.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

TABLE OF CONTENTS

Part I. Financial Information
Item 1	Financial Statements
	Balance Sheets at February 29, 2008 and August 31, 2007	4
	Statements of Operations - For the Three Months and Six Months Ended	5
	February 29, 2008 and February 28, 2007 and the Period From Inception
	(September 19, 2003) to February 29, 2008
	Statements of Cash Flows - For the Six Months Ended Feburary 29, 2008	6
and February 28, 2007 and the Period from Inception (September 19, 2003)
	through February 29, 2008
	Statement of Changes in Stockholders' Equity (Deficiency) from Inception	7
	(September 19, 2003) to February 29, 2008
	Notes to the Financial Statements	8
Item 2	Management's Discussion and Analysis or Plan of Operation	14
Item 3	Controls and Procedures	14

Part II. Other Information
Item 1	Legal Proceedings	16
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3	Defaults Upon Senior Securities	16
Item 4	Submission of Matters to a Vote of Security Holders	16
Item 5	Other Information	16
Item 6	Exhibits	17
	Signatures	18

PART I – FINANCIAL INFORMATION

GULF UNITED ENERGY, INC.
(A Development Stage Company)

ITEM 1.	SECOND QUARTER
FINANCIAL STATEMENTS

February 29, 2008
(Unaudited)

GULF UNITED ENERGY, INC.
(A Development Stage Company)

BALANCE SHEETS

	February 29, 2008	August 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$601	$2,326
Pre-paid expenses	4,968	9,953
Deposits	22,500	22,500
Total Current Assets	28,069	34,779

Fixed Assets	3,300	3,000
Less: Accumulated Depreciation	(550)	-
Net Fixed Assets	2,750	3,000

Interest in joint venture projects (Note 3)	1,951,210	1,951,210

Total Assets	$1,982,029	$1,988,989

LIABILITIES
Current
Accounts payable and accrued liabilities	$79,671	$18,079
Loans payable to stockholders (Note 6)	26,574	26,574
Shareholder loan payable and accrued interest (Note 6)	1,683,793	1,552,900

Total Liabilities	1,790,038	1,597,553

STOCKHOLDERS' EQUITY
Common Stock
Authorized:
200,000,000 shares with a par value of $0.001
Issued and Outstanding:
26,350,000 shares as of August 31, 2007 and
February 29, 2008	26,350	26,350
Additional paid-in capital	686,925	686,925
Deficit Accumulated During The Development Stage	(521,284)	(321,839)
	191,991	391,436

Total Liabilities and Stockholders' Equity	$1,982,029	$1,988,989

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
	Three Months Ended		Six Months Ended		Inception
	February 29	February 28	February 29	February 28	(September 19, 2003
	2008	2007	2008	2007	to February 29, 2008)

Revenue	$-	$-	$-	$-	$-

Expenses:
Office and sundry	71	3,422	328	4,319	15,145
Depreciation Expense	275	-	550	-	550
Professional fees	51,517	23,869	86,030	43,630	189,227
Consulting	-	-	-	-	10,455
Rent and lease expense	15,220	-	30,574	-	48,595
Public relations	-	-	-	-	945
Travel	-	-	-	-	14,213
Utilities	759	-	2,071	-	5,802
Shareholder loan and other interest	40,518	30,438	79,892	69,299	224,178
Total expenses	108,360	57,729	199,445	117,248	509,110
Operating Loss	(108,360)	(57,729)	(199,445)	(117,248)	(509,110)

Other Income and Expense
Gain on settlement of debt	-	-	-	-	(3,333)
Loss from continuing operations	(108,360)	(57,729)	(199,445)	(117,248)	(505,777)

Loss from discontinued operations	-	-	-	-	15,507
Net Loss	$(108,360)	$(57,729)	$(199,445)	$(117,248)	$(521,284)

Basic And Diluted Loss per share
from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Basic And Diluted Loss per share
from discontinued operations	N/A	N/A	N/A	N/A	$(0.00)

Basic And Diluted Net Loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted Average Shares Outstanding	26,350,000	25,476,668	26,350,000	25,445,663	24,474,593

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended		Period From
	February 29,	February 28,	Inception Through
	2008	2007	February 29, 2008
Cash Flows From Operating Activities
Net loss for the period	$(199,445)	$(117,248)	$(521,284)
Pre-paid expenses	4,985	-	(4,968)
Depreciation Expense	550	-	550
Accrued interest added to shareholder loans	79,893	69,110	223,808
Non-cash portion of interest expense		-	3,333
Gain on settlement of debt	-	-	(3,333)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in deposits	-	-	(22,500)
Accounts payable and accrued liabilities	61,592	13,854	79,671
Net Cash Used By Operating Activities	(52,425)	(34,284)	(244,723)

Cash Flows From Investing Activities
Capital Expenditures	(300)	-	(3,300)
Advances and investment in joint venture projects	-	(50,000)	(250,000)
Net cash used by investing activities	(300)	(50,000)	(253,300)

Cash Flows From Financing Activities
Capital stock issued	-	-	26,050
(Decrease)/increase in loans payable to related parties	-	(2,828)	226,574
Proceeds from shareholder loans payable	51,000	175,000	246,000
Net cash provided by financing activities	51,000	172,172	498,624

Increase/(Decrease) In Cash During The Period	(1,725)	87,888	601

Cash, Beginning Of Period	2,326	2,869	-

Cash, End Of Period	$601	$90,757	$601

Non-Cash Investing and Financing Activities:
Investment advances paid from shareholder loans	$-	$1,213,985	$1,263,985

Capital stock issued for investment acquisition	$-	$194,250	$687,225

Settlement of loan payable by assignment of investment:
Loan payable	$-	$-	$(200,000)
Investment	$-	$-	$200,000

Supplementary Disclosure Of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$371
Income taxes	$-	$-	$-

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION (SEPTEMBER 19, 2003) TO FEBRUARY 29, 2008 (Unaudited)

				DEFICIT
				ACCUMULATED
	COMMON SHARES		ADDITIONAL	DURING THE
		PAR	PAID-IN	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	STAGE	TOTAL
Balance, September 19,
2003 (date of inception)	-	$-	$-	$-	$-

Capital stock issued for cash:
October 2003 at $0.001	2,500,000	2,500	-	-	2,500
November 2003 at $0.005	160,000	160	640	-	800
December 2003 at $0.005	1,400,000	1,400	5,600	-	7,000
June 2004 at $0.01	1,000,000	1,000	9,000	-	10,000
July 2004 at $0.25	23,000	23	5,727	-	5,750
Net loss for the period	-	-	-	(15,880)	(15,880)
Balance, August 31, 2004	5,083,000	5,083	20,967	(15,880)	10,170

Net loss for the year	-	-	-	(16,578)	(16,578)
Balance, August 31, 2005	5,083,000	5,083	20,967	(32,458)	(6,408)

November 10, 2005 Stock
Split Adjustment	20,332,000	20,332	(20,332)	-	-
Net loss for the year	-	-	-	(31,577)	(31,577)
Balance, August 31, 2006	25,415,000	25,415	635	(64,035)	(37,985)

Capital stock issued for investment:
January 2007 at $0.735 per share	185,000	185	135,790	-	135,975
July 2007 at $0.735 per share	750,000	750	550,500	-	551,250

Net loss for the year	-	-	-	(257,804)	(257,804)
Balance, August 31, 2007	26,350,000	26,350	686,925	(321,839)	391,436

Net loss for the period	-	-	-	(199,445)	(199,445)

Balance, February 29, 2007	26,350,000	$26,350	$686,925	$(521,284)	$191,991

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008
(Unaudited)

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended August 31, 2007. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosures needed for a fair presentation may be determined in that context. Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended August 31, 2007 have been omitted. The results of operations for the three and six months ended February 29, 2008 are not necessarily indicative of results for the entire year ending August 31, 2008.

1.     NATURE AND CONTINUANCE OF OPERATIONS

Gulf United Energy, Inc. (the Company) was incorporated in the State of Nevada, U.S.A., on September 19, 2003. The Company currently has limited operations and is seeking new projects. The Company is a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company has acquired joint venture interests with a private Mexican company in a natural gas pipeline project and a liquefied natural gas regasification and storage facility in Mexico.

On November 10, 2005, the Board of Directors authorized a 5-for-1 stock split of the Company’s $0.001 par value common stock. As a result of the split, 20,332,000 additional shares were issued, and additional paid-in capital was reduced by $20,332.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $521,284 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008
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

As of February 29, 2008 and August 31, 2007, the Company had no cash equivalents.

Leases

The Company recognizes operating lease expense monthly over the minimum lease term on a straight-line basis.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, and accounts payable, accrued liabilities and debt. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2008
(Unaudited)

Basic Loss Per Share

The Company is required to provide basic and dilutive earnings (loss) per common share information.

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended February 29, 2008, and February 28, 2007, there were no potentially dilutive securities issued so diluted net loss per common share equals basic net loss per share.

Fixed Assets

Additions to property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is recorded on a straight-line basis over the estimated useful lives of the assets. Computer equipment and software are being depreciated over 36 months.

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

Subsequent to August 31, 2006, the Company entered into an amended letter of intent with CMGN whereby the general terms of the initial letter of intent were reinstated. The amended letter of intent acknowledged $1,038,985 had been advanced to CMGN on behalf of the Company, by a Company shareholder, (including the initial advance of $200,000) pursuant to the original letter of intent. In order to earn its 50% in the Gulf United/CMGN Joint Venture, the Company paid an additional $409,410 to CMGN and issued 750,000 shares of the Company’s restricted stock to CMGN following the execution of the joint venture agreements. The investment in the joint ventures is recorded at cost.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2008
(Unaudited)

The Company has entered into a loan agreement with a shareholder regarding funds advanced on its behalf. The loan is secured by the Company’s equity interest in the joint venture entities, bears interest at a rate of 10% per annum and is due in full on June 15, 2008. The Company may, at any time, satisfy the loan in its entirety by transferring its interest in the letter of intent to the lending shareholder. In connection with the loan agreement, the Company has agreed to pay a finder’s fee to the lending shareholder equal to 8.5% of any proceeds the Company receives from the joint ventures.

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

As of February 29, 2008, the Company had 26,350,000 shares of its $.001 par value common stock issued and outstanding.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2008
(Unaudited)

During the twelve months ended August 31, 2007, the Company issued 935,000 shares of common stock for payments required under the letter on intent valued at $687,225. The Company valued the shares at the closing market price on the date of issuance of such shares less a discount of 30% for marketability because the shares are restricted and thus are not immediately tradable.

During the period from September 19, 2003 (inception) to February 29, 2008, the Company issued 26,350,000 common shares (post stock split) for total cash proceeds of $26,350.

At February 29, 2008, there were no outstanding stock options or warrants.

5.     INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses totaling $521,284 which commence expiring in 2023 if not previously utilized. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

6.     LOANS PAYABLE

Notes payable consist of the following as of February 29, 2008:

Short-term
Unsecured loans to shareholders	$26,574
Secured loan and interest payable to shareholder	$1,683,793

Two shareholders and former directors of the Company provided loans totalling $26,574. The loans are non-interest bearing, unsecured and payable upon demand.

The Company has received loans from one shareholder totaling $1,683,793 which includes total interest of $223,808 as of February 29, 2008. These funds have been used primarily to purchase our interest in the Mexican joint ventures. That total amount is comprised of $1,213,985 of advances for the joint ventures, $246,000 for operating costs and $223,808 in interest cost. The loan is secured by the Company’s equity interest in the joint ventures. The loan bears interest at a rate of 10% per annum and is due June 15, 2008. The Company may, at any time, satisfy the loan in its entirety by transferring its interest in the joint ventures to the shareholder.

7.     COMMITMENTS AND CONTRACTUAL OBLIGATIONS

LEASES

The Company accounts for rent expense monthly over the minimum lease term. The Company occupies office space under a non-cancelable sub-lease expiring March 2008. We are currently negotiating an extension to this lease agreement.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2008
(Unaudited)

Future minimum lease payments under non-cancelable leases at February 29, 2008 amounted to $4,668:

JOINT VENTURE COMMITMENTS

As reflected herein, the Company has entered into a joint venture agreement to provide funding currently estimated to be approximately $16,800,000 with respect to the Company's 12% interest in the pipeline project. Because the Company is solely an investor in the joint ventures and not the operator, management of the Company is currently unable to determine precisely when the funding amounts will become due or the amounts that will be required. However, it is anticipated by management that the amounts due will be paid during the next three fiscal years for the pipeline project and during the next five years for the LNG storage and re-gasification project. As also stated herein, the Company currently does not have adequate resources available to meet its funding requirements. Should the Company be unable to fund the required amounts on a timely basis, the joint venture interests may revert to the shareholder who has provided the funding reflected in the accompanying balance sheets as of February 29, 2008 and August 31, 2007.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

As of February 29, 2008, we have contributed $1,951,210 to the joint ventures made up of $1,263,985 in cash and 935,000 shares of our restricted common stock valued at $687,225 to finance the projects. In consideration for acquiring a 24% interest in Fermaca Gas and Fermaca LNG, we have agreed to pay 12% of the costs incurred by Yaax and SIIT Energy.

Results of Operations for Quarter Ended February 29, 2008

We have not earned any revenues during the period from inception through February 29, 2008. The design and construction of the open access natural gas pipeline between Valladolid, Cancun and Punta Venado and a liquefied natural gas storage and regasification facility are not yet complete; accordingly, we currently do not have any revenue generating operations.

We incurred operating expenses and a net loss in the amount of $108,360 for the quarter ended February 29, 2008, as compared to a $57,729 loss for the same quarter in fiscal 2007. The increase in our net loss in 2007 was primarily the result of an increase in professional fees of $27,648, rent and lease expense of $15,220 and interest expense of $10,080. The operating expenses in the quarter ended February 29, 2008 were comprised of professional fees of $51,517, rent and lease expense of $15,220, interest expense of $40,518 and other expenses totaling $1,105.

We have not attained profitable operations and are, therefore, dependent upon obtaining additional debt or equity financing. If we are unable to obtain additional financing, there is substantial doubt that we will be able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of February 29, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of February 29, 2008, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

PART II. OTHER INFORMATION

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

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities as president and chief executive officer on this 14th day of April, 2008 at Houston, Texas.

GULF UNITED ENERGY, INC.
(Registrant)

BY:  DON WILSON
        Don Wilson
        President and Principal Executive Officer