Form 10QSB
period 2008-05-31
Gulf United Energy, Inc.
filed 2008-07-08
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

                                  FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended May 31, 2008

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
      Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    000-52322
                            -----------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,350,000 shares of $0.001 par value common stock outstanding as of June 24, 2008.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

GULF UNITED ENERGY, INC.
(A Development Stage Company)

ITEM 1.                                                                THIRD QUARTER
FINANCIAL STATEMENTS

May 31, 2008
(Unaudited)

GULF UNITED ENERGY, INC.
(A Development Stage Company)

BALANCE SHEETS

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION (SEPTEMBER 19, 2003) TO MAY 31, 2008
(Unaudited)

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
 May 31, 2008
(Unaudited)

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  This report on Form 10QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended August 31, 2007.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosures needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended August 31, 2007 have been omitted.  The results of operations for the three and nine months ended May 31, 2008 are not necessarily indicative of results for the entire year ending August 31, 2008.

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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $609,188 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations, including funding of the joint venture interests and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock; however, efforts to raise additional capital have been unsuccessful as of this date and there are no assurances that the Company will be successful in its efforts to raise additional capital. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008
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

As of May 31, 2008 and August 31, 2007, the Company had no cash equivalents.

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
MAY 31, 2008
(Unaudited)

Basic Loss Per Share

The Company is required to provide basic and dilutive earnings (loss) per common share information.

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended May 31, 2008, and May 28, 2007, there were no potentially dilutive securities issued so diluted net loss per common share equals basic net loss per share.

Fixed Assets

Additions to computer equipment and software are recorded at cost.  Depreciation of computer equipment and software is recorded on a straight-line basis over the estimated useful lives of the assets.  Computer equipment and software are being depreciated over 36 months.

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

Subsequent to August 31, 2006, the Company entered into an amended letter of intent with CMGN whereby the general terms of the initial letter of intent were reinstated. The amended letter of intent acknowledged $1,038,985 had been advanced to CMGN on behalf of the Company, by a Company shareholder, (including the initial advance of $200,000) pursuant to the original letter of intent. The note payable to shareholder was also reinstated in the amount noted above.  In order to earn its 50% in the Gulf United/CMGN Joint Venture, the Company paid an additional $409,410 to CMGN and issued 750,000 shares of the Company’s restricted stock to CMGN following the execution of the joint venture agreements.  The investment in the joint ventures is recorded at cost.

The Company has entered into a loan agreement with a shareholder regarding funds advanced on its behalf. The loan is secured by the Company’s equity interest in the joint venture entities, bears interest at a rate of 10% per annum and was due in full on June 15, 2008.  Management is currently attempting to negotiate an extension to the loan agreement.  The Company may, at any time, satisfy the loan in its entirety by transferring its interest in the letter of intent to the lending shareholder.  In connection with the loan agreement, the Company has agreed to pay a finder’s fee to the lending shareholder equal to 8.5% of any proceeds the Company receives from the joint ventures.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008
(Unaudited)

Condensed balance sheets for the joint venture entities as of August 31, 2007 are included below:

The joint ventures’ balance sheets reflected above are consolidated with operating companies in which the joint venture companies hold a 50% interest.  Because all costs incurred by the joint ventures and the underlying entities relate to the development of the pipeline and LNG terminal, the joint venture companies have capitalized all costs and there are no revenues or expenses during the construction phase.  The minority interest shown in these balance sheets is the investment of the other 50% owner in the operating companies that will own the natural gas pipeline and the liquefied natural gas storage and regasification plant.  The Company owns a 24% interest in the joint venture companies and a 12% net interest in the projects in process shown in the above condensed balance sheets.

4.  COMMON STOCK

The total number of shares of stock which the Company shall have the authority to issue is two hundred million (200,000,000) shares of Common Stock with a par value of one tenth cent ($.001) per share.

As of May 31, 2008, the Company had 26,350,000 shares of its $.001 par value common stock issued and outstanding.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008
(Unaudited)

During the twelve months ended August 31, 2007, the Company issued 935,000 shares of common stock for payments required under the letter on intent valued at $687,225.  The Company valued the shares at the closing market price on the date of issuance of such shares less a discount of 30% for marketability because the shares are restricted and thus are not immediately tradable.

During the period from September 19, 2003 (inception) to May 31, 2008, the Company issued 26,350,000 common shares (post stock split) for total cash proceeds of $26,350.

At May 31, 2008, there were no outstanding stock options or warrants.

5.  INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has incurred net operating losses totaling $609,188 which commence expiring in 2023 if not previously utilized. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

6.	LOANS PAYABLE

Notes payable consist of the following as of May 31, 2008:
Short-term
Unsecured loans to related parties                                                    $     26,574
Secured loan and interest payable to shareholder                          $1,803,262

Two shareholders and former directors of the Company provided loans totalling $26,574.  The loans are non-interest bearing, unsecured and payable upon demand.

The Company has received loans from one shareholder totaling $1,803,262 which includes total accrued interest of $268,277 as of May 31, 2008.  These funds have been used primarily to purchase our interest in the Mexican joint ventures.  That total amount is comprised of $1,213,985 of advances for the joint ventures, $321,000 for operating costs and $268,277 in interest cost.  The loan is secured by the Company’s equity interest in the joint ventures.  The loan bears interest at a rate of 10% per annum and was due June 15, 2008.  The Company may, at any time, satisfy the loan in its entirety by transferring its interest in the joint ventures to the shareholder.  Management is currently attempting to negotiate an extension to the loan agreement and is confident that this will be done before July 15, 2008.  Subsequent to May 31, 2008, the company has borrowed an additional $30,000 under the shareholder loan.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008
(Unaudited)

7.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

LEASES

The Company accounts for rent expense monthly over the minimum lease term.  The Company occupies office space under a non-cancelable sub-lease expiring May 15, 2009.  Future minimum lease payments under the non-cancelable lease at May 31, 2008 amount to $59,616 plus approximately $1,080 in common area maintenance.

JOINT VENTURE COMMITMENTS

As reflected herein, the Company has entered into a joint venture agreement to provide funding currently estimated to be approximately $16,800,000 with respect to the Company's 12% interest in the pipeline project.  Additional amounts will be required to fund the Company’s 12% interest in the LNG storage and re-gasification facility.  Because the Company is solely an investor in the joint ventures and not the operator, management of the Company is currently unable to determine precisely when the funding amounts will become due or the amounts that will be required.  However, it is anticipated by management that the amounts due will be paid during the next three fiscal years for the pipeline project and during the next five fiscal years for the LNG storage and re-gasification project.  As also stated herein, the Company currently does not have adequate resources available to meet its funding requirements.  Should the Company be unable to fund the required amounts on a timely basis, the joint venture interests may revert to the shareholder who has provided the funding reflected in the accompanying balance sheets as of May 31, 2008 and August 31, 2007.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

Our plan of operation for the twelve months following the date of this quarterly report, through our two joint ventures, we anticipate commencing engineering, procurement and construction of the natural gas pipeline in our fiscal second quarter of 2009. The proposed pipeline system has two options for natural gas provision: an interconnection with the established Mayacan system, owned by Gaz de France, and a re-gasification plant located on a port near Punta Venado, Quintana Roo.  The original project plan called for the 16 inch diameter pipeline to transport up to 183 million cubic feet of natural gas daily from the Mayacan system within the Mexican states of Quintana Roo and Yucatan, thus meeting the industrial demand for natural gas in the region, as well as the demand of power generation plants located in the cities of Valladolid, Cancun and Nizuc. We estimate that it will take approximately one year to complete.  Environmental impact and environmental risk permit applications were submitted in September, 2007 and are still under review by the relevant Mexican government authorities.  We are not aware of any significant problems with the review and approval process, as all requested information has been submitted.  Although the mandated time frame set by the approving authorities has been exceeded, they have requested more time for evaluation.  We have granted an extension of time as we wish to continue to work closely with the authorities during this period of uncertainty in the oil and gas industry.
.
The pipeline is expected to cost about $140,000,000. Our share of these projected costs will be approximately $16,800,000. We hope to raise these funds through secured debt financing and through the sale of our equity; however, we have no financing currently in place and, therefore, there is no guarantee that we will be able to raise the necessary funding for completion of the natural gas pipeline project, the terminal project or other projects.  If we fail to raise the funds necessary to fulfill our obligations under the joint venture agreement, we will be in breach of the agreement and it may terminate.  If the joint venture agreement terminates, it would have a material adverse effect on our continued operations and we would likely need to curtail or cease our operations.

Recently Pemex , the Mexican national oil company, has increased gas re-injection in its oil fields in an effort to increase oil production, thus decreasing the amount of gas available for distribution through the Mayacan system.  This action has intensified the necessity for the re-gasification plant near Punta Venado.  The joint-venture companies are aggressively pursuing an acceptable LNG arrangement with the major LNG supply companies around the world.  The joint-venture companies continue to work closely with the relevant government authorities to procure a long term LNG supply contract.

As of May 31, 2008, we have contributed $1,951,210 to the joint ventures made up of $1,263,985 in cash and 935,000 shares of our restricted common stock valued at $687,225 to finance the projects.  In consideration for acquiring a 24% interest in Fermaca Gas and Fermaca LNG, we have agreed to pay 12% of the costs incurred by Yaax and SIIT Energy (Yaax and SIIT Energy are the operating companies that will build and operate the pipeline and LNG projects, respectively).

At May 31, 2008, the Company has current assets of $15,435, current liabilities of $1,865,033, and a working capital deficit of $1,849,598.  Other than a shareholder loan totaling $1,803,262, which is in default and secured by substantially all of the Company assets and $26,574 in loans payable to related parties, the company has no other credit facilities.  Management believes that it will be able to extend the note and borrow additional monies from this shareholder to continue to fund short-term working capital requirements. The Company has no other sources of financing and will continue to rely on borrowings from this shareholder. The failure to extend the shareholder loan and to borrow additional funds there under, will likely result in the Company curtailing operations or transferring the investment in the joint venture projects to repay this debt.

Results of Operations for Quarter Ended May 31, 2008

We have not earned any revenues during the period from inception through May 31, 2008. The design and construction of the open access natural gas pipeline between Valladolid, Cancun and Punta Venado and a liquefied natural gas storage and regasification facility are not yet complete; accordingly, we currently do not have any revenue generating operations.

We incurred operating expenses and a net loss in the amount of $87,904 for the quarter ended May 31, 2008, as compared to a $89,694 loss for the same quarter in fiscal 2007. The decrease in our net loss in 2008 resulted from a decrease in professional fees of $22,396 and an increase in rent and lease expense of $14,903 and increased interest expense of $7,228.  The operating expenses in the quarter ended May 31, 2008 were comprised of professional fees of $27,234, rent and lease expense of $14,903, interest expense of $44,470 and other expenses totaling $1,297.

We have not attained profitable operations and are, therefore, dependent upon obtaining additional debt or equity financing.  If we are unable to obtain additional financing, there is substantial doubt that we will be able to continue as a going concern.

ITEM 3.                      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.   We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of May 29, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of February 29, 2008, our disclosure controls and procedures were effective.  There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

 Exhibit 31.1

CERTIFICATION

I, Don Wilson, President and Chief Executive Officer of GULF UNITED ENERGY, INC., certify that:

1.	I have reviewed this quarterly report on Form 10QSB of GULF UNITED ENERGY, INC.;

2.
Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting

/s/ DON WILSON
__________________________________________
Don Wilson, President and Chief Executive Officer
(Principal Executive Officer)

Dated:  July 8, 2008

Exhibit 31.1

CERTIFICATION

I, David Pomerantz, CFO, Treasurer and Secretary of GULF UNITED ENERGY, INC., certify that:

1.	I have reviewed this quarterly report on Form 10QSB of GULF UNITED ENERGY, INC.;

2.
Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions).

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting

/s/ DAVID POMERANTZ
_____________________________
David Pomerantz
Principal Financial Officer and
Principal Accounting Officer

Dated: July 8, 2008

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GULF UNITED ENERGY, INC. (the “Company”) on Form 10QSB for the period ended May 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ DON WILSON
________________________________
Don Wilson
President and Chief Executive Officer
(Principal Executive Officer)

Dated:  July 8, 2008

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GULF UNITED ENERGY, INC. (the “Company”) on Form 10-QSB for the period ended May 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ DAVID POMERANTZ
__________________________
David Pomerantz
Principal Financial Officer and
Principal Accounting Officer

Dated:  July 8, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities as president and chief executive officer on this 8th day of July, 2008 at Houston, Texas.

GULF UNITED ENERGY, INC.
(Registrant)

BY:	/s/ DON WILSON
Don Wilson
President and Principal Executive Officer