Form 10KSB
period 2008-08-31
Gulf United Energy, Inc.
filed 2008-12-15
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED August 31, 2008

COMMISSION FILE NUMBER 000-52322

GULF UNITED ENERGY, INC.
 (Exact name of registrant as specified in charter)

NEVADA	20-5893642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3555 Timmons; Suite 1510 Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

(713) 893-3543
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

None.

Check whether the issuer is not required to file report pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Gulf United Energy, Inc.'s revenue for its most recent fiscal year was $0.

Indicate by check mark whether the registrant is a shell Company (as define in 12b-2 of the Exchange Act). [ ] Yes [X] No

As of December 4, 2008 the aggregate market value of the shares of common stock held by non-affiliates (based on the closing price of $0.10 per share for the common stock as quoted on that date) was approximately $2,435,000.

As of December 4, 2008, the Company had outstanding 26,350,000 shares of its $.001 par value common stock.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

TABLE OF CONTENTS

ITEM NUMBER CAPTION PAGE

FORWARD LOOKING STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Annual Report on Form 10-KSB may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed elsewhere in the Gulf United Energy, Inc ("Company" or "GUE"), filings with the U.S. Securities and Exchange Commission ("SEC"). The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"), including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding our business. This Annual Report on Form 10-KSB includes forward-looking statements about our business including, but not limited to, the level of our expenditures for various expense items and our possible liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law. Our actual results could differ materially from those anticipated in these forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

Gulf United Energy, Inc. is currently in the business of investing in natural gas pipeline and liquefied natural gas projects. All references to "we," "our," or "us" refer to Gulf United Energy, Inc., a Nevada corporation.

In July 2007, we entered into a joint venture agreement with Cia. Mexicana de Gas Natural, S.A. de C.V., a corporation organized and existing under the laws of the United Mexican States (“CMGN”). CMGN is engaged in the pipeline business and the terminal business in Mexico. In connection with its pipeline business, CMGN owned 100% of the capital stock of Fermaca Gas de Cancun (“Fermaca Gas”). Fermaca Gas owns 50% of the capital stock of Energia Yaax (“Yaax”) and CMGN owns the remaining 50% of the capital stock of Yaax. Yaax will develop, own and operate the pipeline between Valladolid, Cancun and Punta Venado. Pursuant to the terms of the joint venture agreement, we acquired a 24% interest in Fermaca Gas through which we own an indirect ownership in Yaax. In connection with its terminal business, CMGN owned 100% of the capital stock of Fermaca LNG Cancun (“Fermaca LNG”). Fermaca LNG owns 50% of the capital stock of SIIT Energy (“SIIT Energy”) and CMGN owns the remaining 50% of the capital stock of SIIT Energy. SIIT Energy will develop, own and operate the terminal located in the Port of Punta Venado in the State of Quintana Roo. Pursuant to the terms of the joint venture agreement, we acquired a 24% interest in Fermaca LNG through which we have an indirect ownership in SIIT Energy. The purpose of Fermaca Gas and Fermaca LGN is to design, construct, operate and maintain an open access natural gas pipeline between Valladoloid, Cancun and Punta Venado, as well as a liquefied natural gas storage and re-gasification facility.

The natural gas pipeline will be bi-directional and was planned to be 16 inches in diameter with a total length of approximately 234 kilometers. Recently, engineering has begun to increase the diameter of the line to increase the capacity from 183 million cubic feet of natural gas daily to 500 million cubic feet per day should this be required within the Mexican states of Quintana Roo and Yucatan. The pipeline is intended to address the industrial demand for natural gas in the region, as well as the demand of power generation plants located in the cities of Valladolid, Cancun, Nizuc and Merida.

The proposed pipeline system has two options for natural gas provision: an interconnection with the established Mayacan system, owned by Gaz de France, and a re-gasification plant located on a port near Punta Venado, Quintana Roo.  We would prefer to build a re-gasification plant utilizing the full capacity of the pipeline to transport imported gas and to become a net provider of gas to the Mayacan pipeline; however, we intend to rely on the existing Mayacan system if, and until all necessary permits are received to proceed with the re-gasification plant. The supply of gas to the proposed pipeline is currently in question because Pemex, the Mexican national oil company, has increased gas re-injection in its oil fields in an effort to increase oil production, thus decreasing the amount of gas available for distribution through the Mayacan system.  This action has intensified the need for the re-gasification plant.  The joint-venture companies are aggressively pursuing an acceptable LNG arrangement with the major LNG supply companies around the world.  The joint-venture companies continue to work on the preparation and submission of permits, but the main focus is working closely with the relevant government authorities to procure a long-term LNG supply contract. The engineering and tender preparation will be performed by the joint ventures themselves. The joint ventures will also act as the overall project management company.

Preliminary engineering for the pipeline project has commenced; however, because of the lack of available natural gas noted above,   procurement for the pipeline project is not expected to commence until after the end of fiscal 2009 and construction would then require approximately one year.

As of August 31, 2008, we have contributed $1,951,210 to the joint ventures made up of $1,263,985 in cash and 935,000 shares of our restricted common stock valued at $687,225 to finance the projects.  In consideration of our ownership of a 24% interest in Fermaca Gas and Fermaca LNG, we have agreed to pay 12% of the construction expenses incurred by Yaax and SIIT Energy.

CORPORATE HISTORY

The Company was incorporated in the State of Nevada on September 19, 2003. The Company is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7.   From inception, we were primarily engaged in the acquisition and exploration of mining properties. However, with the acquisition of the joint ventures, we changed our focus to the oil and gas sector.  On March 2, 2006, we amended our articles of incorporation to reflect a name change from Stonechurch, Inc. to Gulf United Energy, Inc.

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

Environmental impact and environmental risk permit applications were submitted in September, 2007. They were approved in August, 2008. Additional permit applications have been filed with the National Anthropology and History Institute, the Communications and Transports Ministry, the National Water Commission and the national railroads.  These permits are expected to be approved in time to not interfere with construction. To date, significant effort and expense has been expended by the joint ventures in preliminary engineering, topographic surveying, right of way certification and permit applications. If certain permits need to be amended to better reflect the operational nature of the project, we may incur additional fees of up to $20,000 in payment for our share of the fees.  See “Risk Factors” for additional amounts we will have to fund with respect to the joint ventures.

CUSTOMERS

We anticipate that the principal customers for the joint ventures will be two power plants operated by Comisin Federal de Electricidad (“CFE”), Mexico’s state-run power company, that are located in nearby Nizuc and Cancun.  CMGN has had extensive discussions with CFE regarding the supply of natural gas to these power plants and CFE has indicated that they would be interested in generating power with natural gas. Both power plants are capable of using natural gas and fuel oil without modification.

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

The ultimate financial impact of environmental laws and regulations is neither clearly known nor easily determined as new standards are enacted and new interpretations of existing standards are rendered.  Environmental laws and regulations may have an increasing impact on our operations. In addition, any non-compliance with such laws could subject us to material administrative, civil or criminal penalties, or other liabilities. Potential permitting costs are variable and directly associated with the type of facility and its geographic location. Costs, for example, may be incurred for air emission permits, spill contingency requirements, and discharge or injection permits. These costs are considered a normal, recurring cost of our future projected operations and not an extraordinary cost of compliance with government regulations.

We are committed to the protection of the environment throughout our operations and believe that we are currently in compliance with applicable environmental laws and regulations. We believe that environmental stewardship is an important part of our business and will continue to make expenditures on a regular basis relating to environmental compliance. We do not anticipate that it will be required under current environmental laws and regulations to expend amounts that will have a future material adverse effect on our financial position or our results of operations. However, since environmental costs are inherent in our operations and since regulatory requirements frequently become more stringent, there can be no assurance that material costs and liabilities will not be incurred in the future. Such costs may result in increased costs of operations.

EMPLOYEES

As of August 31, 2008, we have no full-time employees.  We utilize consultants to perform day-to-day operational and administrative functions and as advisors.

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

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

We have incurred annual operating losses since our inception. As a result, at August 31, 2008, we had an accumulated deficit of $699,878. We have no revenue and do not anticipate receiving revenue until the pipeline project is complete.  This is now estimated for completion in, at least, fourth quarter, 2010.  We expect that our operating expenses will continue at about the same level.  As a result of these continued expenses, we will need to generate revenues or will have to raise additional funds through increased debt or equity investors. We expect continued losses in fiscal 2009 and thereafter until the projects generate cash flow.

WE HAVE A LIMITED CASH AND LIQUIDITY POSITION AND WILL NEED TO RAISE ADDITIONAL FUNDS TO FUND OPERATIONS

As of August 31, 2008, we had cash and cash equivalent balances of $2,191 and a working capital deficit of approximately $1,928,423. The Company has loans from shareholders which total $1,910,848.  We estimate that we will need to raise substantial funds to fulfill our commitments under the joint venture agreements for fiscal year 2009.  In addition to the funds needed to meet our obligations under the joint venture agreements, we will need to raise approximately $450,000 during fiscal year 2009 to fund our operations and interest on the outstanding loan. Moreover, we anticipate that we will need additional capital in the future to continue to expand our business operations and fund our commitments under the joint venture agreement. This amount will depend on the particular projects in which we may invest.  We have historically financed our operations through private debt financing from one of the Company’s shareholders.  We do not have any credit facilities available with financial institutions, shareholders or third party investors.  As such, there is no assurance that we can raise additional debt or capital from external sources.   The failure to raise additional funds could cause us to sell assets, curtail or cease our operations.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, WE WILL NOT BE ABLE TO FUND OUR JOINT VENTURE OBLIGATIONS AND WILL BE AT RISK OF BREACHING OUR JOINT VENTURE AGREEMENT

Our current operating funds are less than necessary to fund our current operating expenses or our equity participation in the Mexican pipeline and re-gasification facility joint venture projects or any other ventures.  We have already funded $1,263,985 in cash and 935,000 shares of our common stock then valued at $687,225, but in order to fund our continued interest in these projects, we will need to fund an additional $16,800,000 for our portion of the pipeline joint venture costs and significantly more funding (not yet quantified) for the re-gasification and storage facility. We will require additional funding in order to meet these and other commitments, including the routine costs to operate our business. We do not currently have any arrangements for this financing.  Obtaining additional financing will be subject to a number of factors, including investor acceptance of our business plan and general market conditions.  These factors may cause the timing, amount, terms or conditions of additional financing to be unfavorable or unavailable to us. Failure to raise this funding will cause us to be in breach of the joint venture agreement which may cause the joint venture to terminate.

IF OUR JOINT VENTURE PARTNER FAILS TO RAISE THE ADDITIONAL FUNDS REQUIRED TO FINANCE JOINT VENTURE OPERATIONS, THE JOINT VENTURE PROJECTS WILL BE DELAYED OR COULD BE DISCONTINUED

The pipeline project will require an estimated $140,000,000 to complete permitting, engineering and construction.  Our joint venture partner’s share of this is an estimated $123,200,000.  The majority of these funds will be required after the permitting process is complete through the end of the construction period of about one year.  As noted above, while the joint venture has expended funds on permitting for the LNG storage and re-gasification facility, the amount of funds required and the timing of this project can not yet be estimated.  The failure to raise the additional funding required would be a breach of the joint venture agreement and would cause the joint venture to terminate or could lead to the sale of joint venture assets.

IF WE HAVE TO RAISE ADDITIONAL FINANCING THROUGH THE SALE OF EQUITY CAPITAL, THIS WILL DILUTE EXISTING SHAREHOLDERS

One possible source of future funds to the Company is through the sale of equity.  Any sale of new common shares will result in dilution of existing shareholders, which will result in a further decrease in share value. The only other anticipated alternative for the financing of our joint venture acquisition and development cost is through debt financing; however, we do not have any commitments from third parties to provide such financing.

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

We have incurred losses since our inception resulting in an accumulated deficit of $699,878 at August 31, 2008.  Further losses are anticipated in developing our business. As a result, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and to obtain the necessary financing and equity to meet our obligations and repay our liabilities arising from normal business operations when they come due. If we cannot raise funds to meet our obligations, we will become further insolvent and will cease business operations.

IF WE ARE UNABLE TO OBTAIN THE NECESSARY PERMITS FOR CONSTRUCTION OF THE NATURAL GAS PIPELINE OR THE LNG RE-GASIFICATION FACILITY IN MEXICO, OUR BUSINESS PLAN WILL BE IMPOSSIBLE TO ACHIEVE

Prior to commencing construction of the natural gas pipeline between Valladoloid, Cancun and Punta Venado and the LNG re-gasification plant, we must obtain various permits from the Mexican government or Mexican governmental agencies. There is no guarantee that we will receive these permits upon submission.  While we have obtained some approvals, if we do not obtain all permits, the joint ventures will not be allowed to construct the proposed pipeline or the regasification facility.  Consequently, it would be likely that the joint ventures would terminate.

THE TERMS OF OUR DEBT OBLIGATION TO ONE SHAREHOLDER SUBJECTS US TO THE RISK OF FORECLOSURE ON CERTAIN OF OUR ASSETS

As of August 31, 2008, the outstanding balance of the secured loan to one shareholder of the company is $1,884,274. To assure payment of the amounts owed to this shareholder, we have granted a security interest in our joint venture investments.  A default on our obligations would subject us to foreclosure by the shareholder unless we were able to repay the amount due.  Foreclosure would have a material adverse effect on our financial condition. Further, we may not have sufficient funds to repay the shareholder when the obligations become due. We are not required to establish a sinking fund for the repayment of our debt; accordingly, we may be required to obtain funds to repay the shareholder either by refinancing or through the issuance of additional equity or debt securities. We may be unable to obtain the funds needed to repay our obligations from any source on favorable economic terms or at all which will result in foreclosure on our joint venture interests by our shareholder.  This debt is due in January, 2009.

THE MARKET PRICE OF OUR COMMON STOCK IS VERY VOLATILE AND THE VALUE OF YOUR INVESTMENT IS SUBJECT TO SUDDEN DECREASES

The trading price for our common stock has been, and we expect it to continue to be volatile. More specifically, the closing bid price of our stock has fluctuated between $0.04 per share and $1.02 per share since September 1, 2007. The price at which our common stock trades depends upon a number of factors; including, our historical and anticipated operating results and general market and economic conditions which are beyond our control. Factors, such as fluctuations in our financial and operating results, could also cause the market price of our common stock to fluctuate substantially. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Further, during periods of stock market price volatility, share prices of many companies have fluctuated in a manner not necessarily related to their operating performance; accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal offices are located in Houston, Texas, pursuant to a short-term lease believed to reflect market rates and terms:

Location	Function	Size (square feet)	Approximate Monthly lease payment
Houston, TX	Gulf United Energy Inc. Corporate Headquarters	2,948	$5,100

The Company occupies our office facilities under a non-cancelable sub-lease expiring May 15, 2009.             .

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

The following table sets forth the high and low closing prices of our common stock traded on the OTC Electronic Bulletin Board during the fiscal years ended August 31, 2008 and 2007:

		High ------------	Low ------------
YEAR 2008
	Quarter ended August 31, 2008	$0.34	$0.12
	Quarter ended May 31, 2008	$0.56	$0.28
	Quarter ended February 29, 2008	$1.02	$0.30
	Quarter ended November 30, 2007	$0.73	$0.40
YEAR 2007
	Quarter ended August 31, 2007	$1.02	$0.40
	Quarter ended May 31, 2007	$1.15	$0.76
	Quarter ended February 28, 2007	$1.50	$0.80
	Quarter ended November 30, 2006	$1.50	$1.06

STOCKHOLDERS

As of November 1, 2008, there were approximately 32 holders of record of our common stock.

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

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales or issuances of common shares fiscal 2008. The Company did not make any common stock repurchases during fiscal 2008.

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

Through our two joint ventures, we anticipate commencing engineering, procurement and construction of the natural gas pipeline in fiscal 2010. We estimate that it will take approximately one year to complete the pipeline at a total cost of about $140,000,000. Our share of these projected costs will be approximately $16,800,000. Significantly more funding (not yet quantified) will be required for the re-gasification and storage facility.  We hope to raise these funds through secured debt financing and through the sale of our equity; however, we have no financing currently in place and, therefore, there is no guarantee that we will be able to raise the necessary funding for completion of the natural gas pipeline project, the terminal project or other projects.  If we fail to raise the funds necessary to fulfill our obligations under the joint venture agreement, we will be in breach of the agreement and it may terminate.  If the joint venture agreement terminates, it would have a material adverse effect on our continued operations and we would likely need to curtail or cease our operations.

RESULTS OF OPERATIONS

YEAR ENDED AUGUST 31, 2008, COMPARED TO YEAR ENDED AUGUST 31, 2007

The following table sets forth summarized financial information for the fiscal years ended August 31, 2008 and 2007:

CONDENSED FINANCIAL INFORMATION

($ in Thousands)
	2008	2007
Revenue	$-	$-

Office and other	10	7
Professional fees	137	65
Consulting	-	10
Rent and lease expense	60	18
Travel	-	14
Shareholder loan and other interest	171	144
	378	258
Net(Loss) for the year	$(378)	$(258)

The Company incurred a net loss of $378,000 for the year ended August 31, 2008 which is $120,000 higher than the net loss of $258,000 in 2007.  The higher loss was due to a greater level of operating expenses and increased interest expense associated with greater borrowings in fiscal 2008.

OPERATING EXPENSES

The following table sets forth summarized operating expense information for the years ended August 31, 2008 and 2007:

($ in Thousands)
	2008	2007	$ Change
Office and other	10	7	3
Professional fees	137	65	72
Consulting	-	10	(10)
Rent and lease expense	60	18	42
Travel	-	14	(14)
Total Operating Expenses	207	114	93

For the year ended August 31, 2008, operating expenses increased $93,000 or 82%, as compared to the year ended August 31, 2007. The increases occurred primarily due to: (i) the $72,000 increase in professional fees which includes accounting fees of $127,000 and legal fees of $8,000, and a $42,000 increase in rent and lease expense for new corporate office space.

NET LOSS

For the twelve months ended August 31, 2008, our net loss was $378,000 compared to a loss of $258,000 for the twelve months ended August 31, 2007 which is a $120,000 or a 47% increase. The increase in the loss for the twelve months ended August 31, 2008 as compared to the twelve months ended August 31, 2007 was attributable to the $27,000 for interest expense to a shareholder related to financing the joint venture as well as the increase in operating expenses noted above.

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS

For the twelve months ended August 31, 2008, our net loss per share was $0.01 compared to a loss of $0.01 for the twelve months ended August 31, 2007.

CASH FLOWS

The Company's operating activities increased net cash used by operating activities to $160,835 in the year ended August 31, 2008, compared to net cash used of $139,715 in the year ended August 31, 2007.

The Company's financing activities provided net cash proceeds of $161,000 in the year ended August 31, 2008, compared to $192,172 of cash provided in the year ended August 31, 2007. The cash provided in the twelve months ended August 31, 2008, was provided by shareholder advances.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2008, the Company's current assets total $14,659.  Total current liabilities are $1,954,672, resulting in negative working capital of $1,947,513.  As of August 31, 2008, we had $2,191 in cash.  For the twelve-month period ended August 31, 2008, our average monthly cash flow used in operating activities was approximately $13,400.  We will need to raise at least $16,800,000 in order to meet our obligations under the joint venture agreement for the pipeline.  The Company has funded operations to date through a combination of utilizing cash on hand, issuing common stock to settle certain obligations and borrowing from shareholders.  Company operations for the twelve months ended August 31, 2008, was primarily funded by a shareholder’s advances of $161,000.

At August 31, 2008, the Company requires additional working capital to pursue its business strategy and operations, including contributions to the two joint ventures and general working capital purposes.  Therefore, we will need to raise additional capital in 2009.  We do not have any credit facilities available with financial institutions or other third parties and as such we must rely upon best efforts third-party funding from individual accredited investors.  In the future, we will use our best efforts to raise additional funds through the sale of debt or equity securities to meet future working capital requirements.  There can be no assurance that we will be successful in raising any funds from any of these debt or equity offerings or from any future best efforts financing efforts.  If we are unable to either obtain financing from external sources or generate internal liquidity from anticipated future operations, we may need to curtail or cease acquisition plans and operations.

CONTRACTUAL OBLIGATIONS

The following table sets forth facility lease obligations as of August 31, 2008:
Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
CONTRACTUAL OBLIGATIONS:
Building lease obligation	$45,900	$45,900	$0.00	$0.00	$0.00

TOTAL CONTRACTUAL OBLIGATIONS	$45,900	$45,900	$0.00	$0.00	$0.00

The Company's contractual obligations consist of obligations for a building lease requiring no future commitment under a lease which expires May 15, 2009 as well as obligations under our joint venture agreement amounting to approximately $16,800,000 for the pipeline project and a greater amount for the LNG re-gasification facility which are uncertain as to the exact amount and timing, but are estimated to be less than $20,000 for the fiscal year ending August 31, 2009 unless permitting is completed and a long-term LNG supply contract is signed.  Under those circumstances, we could be called on to contribute significant funds, for which we have no sources, to cover our share of engineering costs.

OFF-BALANCE SHEET ARRANGEMENTS

As of August 31, 2008 and 2007, the Company did not have any off-balance-sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

We have adopted various accounting policies to prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). Our most significant accounting policies are described in Note 2 to our financial statements included elsewhere in this report. The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Our estimates and assumptions are updated as appropriate.

Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, and our observance of trends in the industry and information available from other outside sources, as appropriate. Different, reasonable estimates could have been used in the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. These, and other, factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

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

LONG-LIVED ASSETS

We review our long-lived assets, to include intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as "the asset") may not be recoverable. Such circumstances include, but are not limited to:

•	impairment in value of joint venture investments,

•	a significant decrease in the market price of the assets;

•	a significant change in the extent or manner in which the assets are being used;

•	a significant change in the business climate that could affect the value of the assets;

•	continuing losses associated with funding of the assets;

•	a current expectation that, more likely than not, the assets will be sold or otherwise disposed of before the end of its previously estimated useful life;

•	terrorist acts;

•	failure to raise adequate capital;

•	failure to obtain all required permits.

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

COMPREHENSIVE LOSS

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. At August 31, 2008 and 2007, and the years then ended, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Gulf United Energy Inc.

We have audited the accompanying balance sheets of Gulf United Energy, Inc. (A Development Stage Enterprise) as of August 31, 2008 and 2007 and the related statements of operations, changes in shareholders' equity (deficiency), and cash flows for the years ended August 31, 2008 and 2007, and the period from inception (September 19, 2003) to August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gulf United Energy, Inc. (a Development Stage Enterprise) at August 31, 2008 and 2007, and the results of its operations, changes in shareholders’ equity (deficiency) and cash flows for each of the years ended August 31, 2008 and 2007, and the period from inception to August 31, 2008 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements and as further discussed in Note 1 to the financial statements, the Company has incurred substantial losses during its development stage and is experiencing liquidity problems associated with its lack of operations and working capital, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

//S// HARPER & PEARSON COMPANY, P.C.

Houston, Texas
December 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Gulf United Energy, Inc. (formerly Stonechurch, Inc.)
(A Development Stage Company)

We have audited the accompanying statements of operations, cash flows, and stockholders’ deficiency for the cumulative period from inception, September 19, 2003, to August 31, 2006 of Gulf United Energy, Inc. (formerly Stonechurch, Inc.) (a development stage company).  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the cumulative period from inception, September 19, 2003, to August 31, 2006, in conformity with United States generally accepted accounting principles.

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

Vancouver, Canada	“Morgan & Company”

December 8, 2006	Chartered Accountants

GULF UNITED ENERGY, INC.
(A Development Stage Company)
BALANCE SHEETS
AUGUST 31, 2008 AND 2007

	August 31	August 31
	2008	2007
ASSETS
Current Assets
Cash	$2,191	$2,326
Pre-paid expenses	4,968	9,953
Deposits	7,500	22,500
Total Current Assets	14,659	34,779

Computer equipment at cost	3,300	3,000
Less: Accumulated depreciation	(1,100)	-
Net computer equipment	2,200	3,000

Advances and interest in joint venture projects (Note 3)	1,951,210	1,951,210

Total Assets	$1,968,069	$1,988,989

LIABILITIES
Current
Accounts payable and accrued liabilities	$43,824	$18,079
Loans payable related parties (Note 7)	26,574	26,574
Shareholder loan payable and accrued interest (Note 7)	1,884,274	1,552,900

Total Liabilities	1,954,672	1,597,553

SHAREHOLDERS' EQUITY
Common Stock
Authorized:
200,000,000 shares with a par value of $0.001
Issued and Outstanding:
26,350,000 shares as of August 31, 2008 and 2007	26,350	26,350
Additional paid-in capital	686,925	686,925
Deficit Accumulated During The Development Stage	(699,878)	(321,839)
	13,397	391,436

Total Liabilities and Shareholders' Equity	$1,968,069	$1,988,989

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

GULF UNITED ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007
AND FOR THE PERIOD FROM INCEPTION TO AUGUST 31, 2008

			Period From
			Inception
	Years Ended August 31		(September 19, 2003) to
	2008	2007	August 31, 2008

Revenue	$-	$-	$-

Expenses:
Office and sundry	383	1,119	15,200
Depreciation Expense	1,100	-	1,100
Professional fees	136,757	65,034	239,953
Consulting	-	10,455	10,455
Rent and lease expense	60,380	18,021	78,401
Public relations	-	945	945
Travel	-	14,213	14,213
Utilities	8,790	3,731	12,521
Shareholder loan and other interest expense	170,629	144,286	314,915
Total expenses	378,039	257,804	687,704
Operating Loss	(378,039)	(257,804)	(687,704)

Other Income and Expense
Gain on settlement of debt	-	-	(3,333)
Loss from continuing operations	(378,039)	(257,804)	(684,371)

Loss from discontinued operations	-	-	(15,507)
Net Loss	$(378,039)	$(257,804)	$(699,878)

Basic And Diluted Loss per share
from continuing operations	$(0.01)	$(0.01)	$(0.03)

Basic And Diluted Loss per share
from discontinued operations	$(0.00)	$(0.00)	$(0.00)

Basic And Diluted Net Loss per share	$(0.01)	$(0.01)	$(0.03)

Weighted Average Number of Shares Outstanding	26,350,000	25,556,342	24,669,881

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

GULF UNITED ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM INCEPTION TO AUGUST 31, 2008

				DEFICIT
				ACCUMULATED
	COMMON SHARES		ADDITIONAL	DURING THE
		PAR	PAID-IN	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	STAGE	TOTAL
Balance, September 19,
2003 (date of inception)	-	$-	$-	$-	$-

Capital stock issued for cash:
October 2003 at $0.001	2,500,000	2,500	-	-	2,500
November 2003 at $0.005	160,000	160	640	-	800
December 2003 at $0.005	1,400,000	1,400	5,600	-	7,000
June 2004 at $0.01	1,000,000	1,000	9,000	-	10,000
July 2004 at $0.25	23,000	23	5,727	-	5,750
Net loss for the period	-	-	-	(15,880)	(15,880)
Balance, August 31, 2004	5,083,000	5,083	20,967	(15,880)	10,170

Net loss for the year	-	-	-	(16,578)	(16,578)
Balance, August 31, 2005	5,083,000	5,083	20,967	(32,458)	(6,408)

November 10, 2005 Stock
Split Adjustment	20,332,000	20,332	(20,332)	-	-
Net loss for the year	-	-	-	(31,577)	(31,577)
Balance, August 31, 2006	25,415,000	25,415	635	(64,035)	(37,985)

Capital stock issued for investment:
January 2007 at $0.735 per share	185,000	185	135,790	-	135,975
July 2007 at $0.735 per share	750,000	750	550,500	-	551,250
Net loss for the period	-	-	-	(257,804)	(257,804)

Balance, August 31, 2007	26,350,000	26,350	686,925	(321,839)	391,436

Net loss for the period	-	-	-	(378,039)	(378,039)

Balance, August 31, 2008	26,350,000	$26,350	$686,925	$(699,878)	$13,397

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

GULF UNITED ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007
AND FOR THE PERIOD FROM INCEPTION THROUGH AUGUST 31, 2008

	12 Months Ended
	August 31,	August 31,	Period From Inception (September 19, 2003) Through August 31,
	2008	2007	2008
Cash Flows From Operating Activities
Net loss for the period	$(378,039)	$(257,804)	$(699,878)
Depreciation Expense	1,100	-	1,100
Pre-paid expenses	4,985	(9,953)	(4,968)
Accrued interest added to shareholder loans	170,374	143,915	314,289
Non-cash portion of interest expense	-	-	3,333
Gain on settlement of debt	-	-	(3,333)
Adjustments to reconcile net loss to net cash used by
operating activities:
Decrease/(increase) in deposits	15,000	(22,500)	(7,500)
Accounts payable and accrued liabilities	25,745	6,627	43,824
Net Cash Used By Operating Activities	(160,835)	(139,715)	(353,133)

Cash Flows From Investment Activity
Purchase of computer equipment	(300)	(3,000)	(3,300)
Advances and investment in joint venture projects	-	(50,000)	(250,000)
Net cash used by investing activities	(300)	(53,000)	(253,300)

Cash Flows From Financing Activities
Capital stock issued	-	-	26,050
(Decrease)/increase in loans payable to related parties	-	(2,828)	226,574
Proceeds from shareholder loan payable	161,000	195,000	356,000
Net cash provided by financing activities	161,000	192,172	608,624

(Decrease)/Increase In Cash During The Period	(135)	(543)	2,191

Cash, Beginning Of Period	2,326	2,869	-

Cash, End Of Period	$2,191	$2,326	$2,191

Non-Cash Investing and Financing Activities:
Investment advances paid from shareholder loans	$-	$1,213,985	$1,263,985

Capital stock issued for investment acquisition	$-	$687,225	$687,225

Settlement of loan payable by assignment of investment:
Loan payable	$-	$-	$(200,000)
Investment	$-	$-	$200,000

Supplementary Disclosure Of Cash Flow Information:
Cash paid for:
Interest expense	$-	$371	$371
Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

GULF UNITED ENERGY, INC.
NOTES TO THE FINANCIAL STATEMENTS

1.  NATURE OF THE COMPANY AND CONTINUANCE OF OPERATIONS

Gulf United Energy, Inc. (the Company) was incorporated in the State of Nevada, U.S.A., on September 19, 2003. The Company currently has limited operations and is seeking new projects.  The Company is a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company acquired joint venture interests with a private Mexican company in a natural gas pipeline project and a liquefied natural gas re-gasification and storage facility in Mexico.

On November 10, 2005, the Board of Directors authorized a 5 for 1 stock split of the Company’s $0.001 par value common stock. As a result of the split, 20,332,000 additional shares were issued at a par value of $20,332, and additional paid-in capital was reduced by $20,332.  On March 2, 2006 the Company amended its’ articles of incorporation to reflect a name change from Stonechurch Inc. to Gulf United Energy, Inc.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $699,878 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.  SUMMARY OF SIGNICANT ACCOUNTANT POLICIES

BASIS OF ACCOUNTING

The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements of Gulf United Energy, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission (SEC). In the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations have been reflected herein.

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

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended August 31, 2008, and August 31, 2007, there were no potentially dilutive securities issued so diluted net loss per common share equals basic net loss per share.

COMPUTER EQUIPMENT

Additions to computer equipment are recorded at cost. Depreciation of computer equipment is recorded on a straight-line basis over the estimated useful lives of the equipment.  The Company’s computer equipment and software was acquired late in the last month of the 2007 fiscal year; therefore, no depreciation expense was recorded in fiscal 2007.  The computer equipment and software is being depreciated over 36 months beginning in fiscal 2008.

3.  INVESTMENTS

On March 22, 2006, the Company entered into a letter of intent with Cia. Mexicana de Gas Natural, S.A. de C.V. (“CMGN”), a private Mexican corporation, whereby the Company would acquire a 50% interest in a joint venture to be formed (the “Gulf United/CMGN Joint Venture”). The Company contributes cash to the Gulf United/CMGN Joint Venture and CMGN contributed its 24% equity interest in a project to design, construct, operate and maintain an open access natural gas pipeline between Valladoloid, Cancun and Punta Venado, as well as its initial 24% equity interest in a project to build a proposed liquefied natural gas storage and re-gasification facility. The Company borrowed $200,000 from a shareholder to make the initial advance required under the letter of intent. No additional payments were made. The letter of intent was terminated on May 22, 2006 and the investment in the joint venture was transferred to the lender in full settlement of the debt.

Subsequent to August 31, 2006, the Company entered into an amended letter of intent with CMGN whereby the general terms of the initial letter of intent were reinstated. The amended letter of intent acknowledged $1,038,985 had been advanced to CMGN on behalf of the Company by a Company shareholder, (including the initial advance of $200,000) pursuant to the original letter of intent. In order to earn its 50% in the Gulf United/CMGN Joint Venture, the Company paid an additional $409,410 to CMGN and issued 935,000 shares of the Company’s restricted stock, then valued at $687,255, to CMGN following the execution of the joint venture agreements.  Our investment in the joint ventures is recorded at cost.

The Company has entered into a loan agreement with a shareholder regarding funds advanced on its behalf. The loan is secured by the Company’s interest in the joint venture entities, bears interest at a rate of 10% per annum, compounded monthly, and is due in full on January 15, 2009.  The Company may, at any time, satisfy the loan in its entirety by transferring its interest in the joint ventures to the lending shareholder.  In connection with the loan agreement, the Company has agreed to pay a finder’s fee to the lending shareholder equal to 8.5% of any proceeds the Company receives from the joint venture.

Condensed balance sheets for the joint venture entities as of August 31, 2008 are included below:

	Fermaca Gas de Cancun, S.A. de C.V.	Fermaca LNG de Cancun, S.A. de C.V.

Receivables	$7,366	$8,724
Capitilized value added tax	84,367	166,237

Projects in process	5,168,178	2,958,834

Total Assets	$5,259,911	$3,133,795

Income tax withholding	$393	$295
Minority interest	2,625,601	1,559,881
Total liabilities	2,625,994	1,560,176

Total shareholder's equity	2,633,917	1,573,619

Total Liabilities and Shareholders' Equity	$5,259,911	$3,133,795

The joint venture balance sheets reflected above are consolidated with operating companies in which the joint venture companies hold a 50% interest.  Because all costs incurred by the joint ventures and the underlying entities relate to the development of the pipeline (Fermaca Gas de Cancun, S.A, de C.V.) and LNG terminal (Fermaca LNG de Cancun, S.A. de C.V.), the joint venture companies have capitalized all costs and there are no revenues or expenses during the construction phase.  The minority interest shown in these condensed balance sheets is the investment of the other 50% owner in the operating companies that will have the natural gas pipeline and the liquefied natural gas storage and re-gasification plant.  The Company owns a 24% interest in the joint venture companies and a 12% net interest in the projects in process shown in the above condensed balance sheets.

The supply of gas to the proposed pipeline is currently in question because Pemex, the Mexican national oil company, has increased gas re-injection in its oil fields in an effort to increase oil production, thus decreasing the amount of gas available for distribution through the Mayacan system.  Preliminary engineering for the pipeline project has commenced; however, because of the lack of available natural gas noted above, procurement for the pipeline project is not expected to commence until after the end of fiscal 2009 and construction would then require approximately one year.

4.  COMMON STOCK

The total number of shares of stock which the Company shall have the authority to issue is two hundred million (200,000,000) shares of Common Stock with a par value of one tenth of one cent ($.001) per share.

As of August 31, 2008, the Company had 26,350,000 shares of its $.001 par value common stock issued and outstanding.

During the twelve months ended August 31, 2007, the Company issued 935,000 shares of common stock for payments required under the letter of intent valued at $687,225.  The Company valued the shares at the closing market price on the date of issuance of such shares less a discount of 30% for marketability because the shares are restricted and thus are not immediately tradable.

During the period from September 19, 2003 (inception) to August 31, 2008, the Company issued 26,350,000 common shares (post stock split) for total cash proceeds of $26,050.

At August 31, 2008, there were no stock option or warrant plans.

5.  INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has incurred net operating losses totaling $699,878 which commence expiring in 2023 if not previously utilized. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has been offset by a valuation allowance in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset and the elected amount of the valuation allowance are indicated below:

	2008	2007
Statutory tax rate	34%	34%
Deferred tax asset	$238,000	$109,400
Valuation allowance	(238,000)	(109,400)
Net deferred tax asset	$-	$-

The Company’s provision for income taxes differs from the amounts computed by applying the statutory income tax rates to the loss as a result of the following:

	2008	2007
Recovery of income taxes at statutory rates	$128,600	$87,700
Tax benefit not recognized on current year’s losses	(128,600)	(87,700)
	$-	$-

The valuation allowance related to deferred tax assets has increased by $128,600 and 87,700 during the years ended August 31, 2008 and 2007.

6.  EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

	For the twelve months ended August 31, 2008
	Income/(Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss
Basic EPS:
Net loss available to common stockholders	$(378,039)	26,350,000	$(0.01)

Diluted EPS:
Net loss available to common stockholders and assumed conversions	$(378,039)	26,350,000	$(0.01)

	For the twelve months ended August 31, 2007
	Income (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss
Basic EPS:
Net loss available to common stockholders	$(257,804)	25,556,342	$(0.01)

Diluted EPS:
Net loss available to common stockholders and assumed conversions	$(257,804)	25,556,342	$(0.01)

	For the period from inception through August 31, 2008
	Income (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Net loss available to common stockholders	$(699,878)	24,669,881	$(0.03)

Diluted EPS:
Net loss available to common stockholders	$(699,878)	24,669,881	$(0.03)
All per-share calculations have been computed after giving effect to the November 10, 2005 stock split.

7.  NOTES PAYABLE

Notes payable consist of the following as of August 31, 2008:

	Short-term	Long-Term
Unsecured loans to shareholders	$26,574	$0
Secured loan to shareholder	$1,884,274	$0

Two shareholders and former directors of the Company provided loans totalling $26,574.  The loans are non-interest bearing, unsecured and payable upon demand.

The Company has received loans from one shareholder totaling $1,884,274 which includes accrued interest of $143,915 and $170,374 which accrued during fiscal 2007 and fiscal 2008, respectively.   The loan was used primarily to fund our interest in the Mexican joint ventures as well as to fund ongoing expenses.  This amount is comprised of $1,213,985 of advances for the joint ventures, $356,000 for operating costs and $314,289 in interest cost.  The loan is secured by the Company’s equity interest in the joint ventures.  The loan bears interest at a rate of 10% per annum and as of August 31, 2008 was due in full on June 15, 2008.  Subsequent to August 31, 2008, the loan repayment due date was extended to January 15, 2009.  The Company may, at any time, satisfy the loan in its entirety by transferring its interest in the joint ventures to the shareholder.

The weighted-average interest rate and average dollar amount of borrowings as of August 31, are as follows:

	2008	2007

Weighted-average interest rate	9.1%	9.5%

Average dollar amount of borrowings	$1,878,470	$1,513,141

8.  COMMITMENTS AND CONTINGENCIES

LEASES

The Company accounts for rent expense monthly over the minimum lease term.  The Company occupies office space under a non-cancelable sub-lease expiring May 2009.

Future minimum lease payments under non-cancelable leases at August 31, 2008 were as follows:

Period Ending August 31,	Amount
2009	$45,900

JOINT VENTURE COMMITMENTS

As reflected herein, the Company has entered into a joint venture agreement to provide funding currently estimated to be approximately $16,800,000 with respect to the Company's 12% interest in the pipeline project.  At this time, the Company does not know, and cannot reasonably estimate, its portion of the costs associated with the LNG storage and re-gasification project.  Because the Company is solely an investor in the joint ventures and not the operator, management of the Company is currently unable to determine precisely when the funding amounts will become due or the amounts that will be required.  However, it is anticipated by management that the amounts due will be paid during the next three fiscal years for the pipeline project and during the next five years for the LNG storage and re-gasification project.  As also stated herein, the Company currently does not have adequate resources available to meet its funding requirements.  Should the Company be unable to fund the required amounts on a timely basis, the joint venture interests may revert to the shareholder who has provided the funding reflected in the accompanying balance sheet for the fiscal year ended August 31, 2008.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the United States Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of August 31, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of August 31, 2008, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our director and executive officers and their ages as of August 31, 2008, are shown below.

Name	Age	Position
Don W. Wilson	61	CEO and Director
David Pomerantz	48	CFO, Treasurer, Secretary

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

Mr. David C. Pomerantz has served as the Company's chief financial officer, treasurer and secretary since April 2007.  From March 2005 to present, Mr. Pomerantz has served as a partner with Clear Financial Solutions, Inc., a company providing financial consulting and CFO services. From February 2003 to March 2005, Mr. Pomerantz served as chief financial officer and then chief operating officer for General Solutions, Ltd., an electronics manufacturing and software development company. From March 2000 to February 2003, Mr. Pomerantz held a senior manager role in the consulting group of UHY Advisors, a CPA and professional services firm. From 1999-2000, Mr. Pomerantz was a director of strategic planning and then president of PRS International, Inc. From 1988-1999, Mr. Pomerantz was controller and then operations manager for a division of Tyco International, Inc.  Mr. Pomerantz attended Emory University and received his Business Administration degree in accounting from the University of Texas at Austin. Mr. Pomerantz is a member of The Houston Technology Center and the MIT Enterprise Forum and is active on boards and executive boards of several non-profit organizations.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT; NOMINATING DIRECTORS

Our director is not independent as defined by Rule 10A-3 of the Exchange Act.  The entire board compromises the Company’s Audit Committee. The Company does not have an “Audit Committee Financial Expert” as a member of its audit committee. The Company does not have available any person with the requisite background and experience, nor has the Company been able to attract anyone to its Board with the requisite background.  We have not adopted any procedures regarding security holders’ nominating directors.

CODE OF ETHICS

As of the end of fiscal year 2008, the Company had not established a Code of Business Conduct and Ethics. We expect to adopt such a Code in fiscal 2009 and will report the adoption of a Code of Business Conduct and Ethics on Form 8-K promptly thereafter.

ITEM 10. EXECUTIVE COMPENSATION

Our chief executive officer and director is not currently compensated for his services other than through reimbursement for expenses.  Our chief financial officer is compensated through a contract with Clear Financial Solutions, Inc. (CFS).  In fiscal 2008, CFS billed a total of $36,016 for contract CFO services.  We do not have any employment agreements with our officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at November 1, 2008 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) our director, (iii) our executive officers, and (iv) by our director and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Name of beneficial owner	Beneficial Ownership	Percent of class

Don W. Wilson	2,000,000	7.59%

David Pomerantz	-0-	0.00%

All Officers and Director as a group that consists of two persons	2,000,000	7.59%

Section 16(a) of the Exchange Act requires our executive officers and director, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, director and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based on our review of the copies of such forms we received, we believe that during the fiscal year ended August 31, 2008 all such filing requirements applicable to our officers and director were complied with, except Mr. Wilson failed to file Form 3’s.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Two shareholders and former directors, Brian McKay and Bruno Fruscalzo, have loaned $15,172 and $11,402 to us respectively. These loans are unsecured, non-interest bearing, have no fixed terms of repayment and are due upon demand.  One shareholder has loaned the company $1,884,274 secured by the Company’s interest in the joint ventures as noted above.

Other than the shareholder loans described above, neither our director nor officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our director, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal years ended August 31, 2008, and August 31, 2007, the aggregate fees billed by our principal accountants, Morgan & Company, Chartered Accountants in the first quarter of fiscal 2007, Harper& Pearson Company, P.C. beginning in the second quarter of fiscal 2007 and Solloa, Tello de Meneses y Cia, S.C. for the audit of our joint venture companies were as follows:

	Fiscal year ended	Fiscal year ended
	August 31, 2008	August 31, 2007

Audit fees	$85,898	$38,431
Audit-related fees	-0-	-0-
Tax fees	5,439	-0-
All other fees	-0-	-0-

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and the review of the financial statements included in each of our quarterly reports on Form 10-QSB.  Tax fees consist of fees for professional services rendered in connection with preparation and filing of our federal income tax returns.

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

GULF UNITED ENERGY, INC.

By: /S/ DON W. WILSON
Name: Don Wilson
Title: Chief Executive Officer
Date: December 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ DON W. WILSON
Don W. Wilson	Principal Executive Officer, and Director	December 15, 2008

/S/ DAVID POMERANTZ
David Pomerantz	Chief Financial Officer, Secretary and Treasurer	December 15, 2008