Form 10-Q
period 2008-11-30
Gulf United Energy, Inc.
filed 2009-01-20
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended November 30, 2008

[  ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
      Act of 1934

      For the transition period from ___________________ to ___________________

Commission File Number    000-52322

Gulf United Energy, Inc.
(Exact name of small Business Issuer as specified in its charter)

Nevada	20-5893642
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3555 Timmons Lane, Suite 1510,  Houston, Texas      77027
(Address of principal executive offices)  (Postal or Zip Code)

(713) 893-3543
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   [X ] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                         [  ]                                           Accelerated filer                                            [  ]
Non-accelerated filer                                           [  ]                                           Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   [   ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

 As of January 5, 2009, there were approximately 26,350,000 shares of $0.001 par value common stock issued and outstanding as of January 5, 2009.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

GULF UNITED ENERGY, INC.
(A Development Stage Company)

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST QUARTER
FINANCIAL STATEMENTS

November 30, 2008
(Unaudited)

GULF UNITED ENERGY, INC.
(A Development Stage Company)

BALANCE SHEETS

	November 30,	August 31,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$510	$2,191
Pre-paid expenses	4,968	4,968
Deposits	7,500	7,500
Total Current Assets	12,978	14,659

Fixed Assets	3,300	3,300
Less: Accumulated Depreciation	(1,375)	(1,100)
Net Fixed Assets	1,925	2,200

Interest in joint venture projects (Note 3)	1,951,210	1,951,210

Total Assets	$1,966,113	$1,968,069

LIABILITIES
Current
Accounts payable and accrued liabilities	$52,347	$43,824
Loans payable related parties (Note 6)	26,574	26,574
Shareholder loan payable and accrued interest (Note 6)	1,946,813	1,884,274

Total Liabilities	2,025,734	1,954,672

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock
Authorized:
200,000,000 shares with a par value of $0.001
Issued and Outstanding:
26,350,000 shares as of November 30, 2008 and August 31, 2008	26,350	26,350
Additional paid-in capital	686,925	686,925
Deficit Accumulated During The Development Stage	(772,896)	(699,878)
	(59,621)	13,397

Total Liabilities and Stockholders' Equity (Deficiency)	$1,966,113	$1,968,069

The accompanying notes are an integral part of these financial statements.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
			Inception
	Three Months Ended		(September 19, 2003)
	November 30		through
	2008	2007	November 30, 2008

Revenue	$-	$-	$-

Expenses:
Office and sundry	45	257	15,246
Depreciation Expense	275	275	1,375
Professional fees	8,775	34,513	248,728
Consulting	-	-	10,455
Rent and lease expense	15,594	15,354	93,995
Public relations	320	-	1,265
Travel	-	-	14,213
Utilities	438	1,312	12,959
Shareholder loan and other interest	47,571	39,374	362,486
Total expenses	73,018	91,085	760,722
Operating Loss	(73,018)	(91,085)	(760,722)

Other Income and Expense
Gain on settlement of debt	-	-	(3,333)
Loss from continuing operations	(73,018)	(91,085)	(757,389)

Loss from discontinued operations	-	-	(15,507)
Net Loss	$(73,018)	$(91,085)	$(772,896)

Basic And Diluted Loss per share
from continuing operations	$(0.00)	$(0.00)	$(0.03)

Basic And Diluted Loss per share
from discontinued operations	$(0.00)	$(0.00)	$(0.00)

Basic And Diluted Net Loss per share	$(0.00)	$(0.00)	$(0.03)

Weighted Average Number of Shares Outstanding	26,350,000	26,350,000	24,752,169

The accompanying notes are an integral part of these financial statements.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Inception
	Three Months Ended		(September 19, 2003)
	November 30,	November 30,	Through
	2008	2007	November 30, 2008
Cash Flows From Operating Activities
Net loss for the period	$(73,018)	$(91,085)	$(772,896)
Pre-paid expenses	-	4,668	(4,968)
Depreciation Expense	275	275	1,375
Accrued interest added to shareholder loans	47,539	39,374	361,828
Non-cash portion of interest expense	-	-	3,333
Gain on settlement of debt	-	-	(3,333)
Adjustments to reconcile net loss to net cash used by
operating activities:
Increase in deposits	-	-	(7,500)
Accounts payable and accrued liabilities	8,523	20,212	52,347
Net Cash Used By Operating Activities	(16,681)	(26,556)	(369,814)

Cash Flows From Investment Activity
Capital Expenditures	-	(300)	(3,300)
Advances and investment in joint venture projects	-	-	(250,000)
Net cash used by investing activities	-	(300)	(253,300)

Cash Flows From Financing Activities
Capital stock issued	-	-	26,050
Increase in loans payable to related parties	-	-	226,574
Proceeds from shareholder loans payable	15,000	25,000	371,000
Net cash provided by financing activities	15,000	25,000	623,624

Increase/(Decrease) In Cash During The Period	(1,681)	(1,856)	510.22

Cash, Beginning Of Period	2,191	2,326	-

Cash, End Of Period	$510	$470	$510

Non-Cash Investing and Financing Activities:
Investment advances paid from shareholder loans	$-	$-	$1,263,985

Capital stock issued for investment acquisition	$-	$-	$687,225

Settlement of loan payable by assignment of investment:
Loan payable	$-	$-	$(200,000)
Investment	$-	$-	$200,000

Supplementary Disclosure Of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$371
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION (SEPTEMBER 19, 2003) TO NOVEMBER 30, 2008
(Unaudited)

	COMMON SHARES		ADDITIONAL	DEFICIT ACCUMULATED DURING THE
		PAR	PAID-IN	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	STAGE	TOTAL
Balance, September 19,
2003 (date of inception)	-	$-	$-	$-	$-

Capital stock issued for cash:
October 2003 at $0.001	2,500,000	2,500	-	-	2,500
November 2003 at $0.005	160,000	160	640	-	800
December 2003 at $0.005	1,400,000	1,400	5,600	-	7,000
June 2004 at $0.01	1,000,000	1,000	9,000	-	10,000
July 2004 at $0.25	23,000	23	5,727	-	5,750
Net loss for the period	-	-	-	(15,880)	(15,880)
Balance, August 31, 2004	5,083,000	5,083	20,967	(15,880)	10,170

Net loss for the year	-	-	-	(16,578)	(16,578)
Balance, August 31, 2005	5,083,000	5,083	20,967	(32,458)	(6,408)

November 10, 2005 Stock
Split Adjustment	20,332,000	20,332	(20,332)	-	-
Net loss for the year	-	-	-	(31,577)	(31,577)
Balance, August 31, 2006	25,415,000	25,415	635	(64,035)	(37,985)

Capital stock issued for investment:
January 2007 at $0.735 per share	185,000	185	135,790	-	135,975
July 2007 at $0.735 per share	750,000	750	550,500	-	551,250

Net loss for the year	-	-	-	(257,804)	(257,804)
Balance, August 31, 2007	26,350,000	26,350	686,925	(321,839)	391,436

Net loss for the year	-	-	-	(378,039)	(378,039)
Balance, August 31, 2008	26,350,000	26,350	686,925	(699,878)	13,397

Net loss for the period	-	-	-	(73,018)	(73,018)

Balance, November 30, 2008	26,350,000	26,350	686,925	(772,896)	(59,621)

The accompanying notes are an integral part of these financial statements

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
 November 30, 2008
(Unaudited)

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended August 31, 2008.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosures needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended August 31, 2008 have been omitted.  The results of operations for the three month ended November 30, 2008 are not necessarily indicative of results for the entire fiscal year ending August 31, 2009.

1.	NATURE AND CONTINUANCE OF OPERATIONS

Gulf United Energy, Inc. (“the Company”) was incorporated in the State of Nevada, U.S.A., on September 19, 2003. The Company currently has limited operations and is seeking new projects.  The Company is a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company had previously been primarily engaged in the acquisition and exploration of mineral properties. The Company acquired joint venture interests with a private Mexican company in a proposed natural gas pipeline project and a proposed liquefied natural gas (LNG) regasification and storage facility in Mexico.

On November 10, 2005, the Board of Directors authorized a 5-for-1 stock split of the Company’s $0.001 par value common stock.  As a result of the split, 20,332,000 additional shares were issued, and additional paid-in capital was reduced by $20,332.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $772,896 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has discussed the need to seek additional capital through a private placement and public offering of its common stock; however, efforts to raise additional capital have been unsuccessful as of this date and there are no assurances that the Company will be successful in its efforts to raise additional capital. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
November 30, 2008
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

As of November 30, 2008 and August 31, 2008, the Company had no cash equivalents.

Leases

The Company recognizes operating lease expense monthly over the minimum lease term on a straight-line basis.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable, accrued liabilities and debt.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.  The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(Unaudited)

Basic Loss Per Share

The Company is required to provide basic and dilutive earnings (loss) per common share information.

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended November 30, 2008, and August 31, 2008, there were no potentially dilutive securities issued so diluted net loss per common share equals basic net loss per share.

Computer Equipment

Additions to computer equipment and software are recorded at cost.  Depreciation of computer equipment and software is recorded on a straight-line basis over the estimated useful lives of the assets.  Computer equipment and software are being depreciated over 36 months.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

3.      INVESTMENTS

On March 22, 2006, the Company entered into a letter of intent with Cia. Mexicana de Gas Natural, S.A. de C.V. (“CMGN”), a private Mexican corporation, whereby the Company would acquire a 50% interest in a joint venture to be formed (the “Gulf United/CMGN Joint Venture”). The Company contributes cash to the Gulf United/CMGN Joint Venture and CMGN contributed its 24% equity interest in a proposed project to design, construct, operate and maintain an open access natural gas pipeline between Valladolid, Cancun and Punta Venado, as well as its initial 24% equity interest in a project to build a proposed LNG storage and regasification facility. The Company borrowed $200,000 from a shareholder to make the initial advance required under the letter of intent. No additional payments were made. The letter of intent was terminated on May 22, 2006 and the investment in the joint venture was transferred to a shareholder of the Company in full settlement of the debt.

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

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(Unaudited)

The Company has entered into a loan agreement with a shareholder regarding funds advanced on its behalf. The loan is secured by the Company’s equity interest in the joint venture entities, bears interest at a rate of 10% per annum, compounded monthly, and is due in full on January 15, 2009.  The Company may, at any time, satisfy the loan in its entirety by transferring its interest in the joint venture entities to the lending shareholder.  In connection with the loan agreement, the Company has agreed to pay a finder’s fee to the lending shareholder equal to 8.5% of any proceeds the Company receives from the joint venture.

Condensed audited balance sheets for the joint venture entities as of August 31, 2008 are included below:

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

The joint venture balance sheets reflected above are consolidated with Energia YAAX, S.A de C.V (the company that will construct and own the proposed natural gas pipeline) and SIIT Energy, S.A. de C.V. (the company that will construct and own the proposed LNG plant), which are the operating companies in which the joint venture companies hold a 50% interest.  Because all costs incurred by the joint ventures and the underlying entities relate to the proposed development of the pipeline and LNG terminal, the joint venture companies have capitalized all costs and there are no revenues or expenses during the construction phase.  The minority interest shown in these balance sheets is the investment of the other 50% owner in the operating companies that will own the natural gas pipeline and the LNG storage and regasification plant.  The Company owns a 24% interest in the joint venture companies and a 12% net interest in the proposed projects in process shown in the above condensed balance sheets.

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
NOVEMBER 30, 2008
(Unaudited)

4.  COMMON STOCK

The total number of shares of stock which the Company shall have the authority to issue is two hundred million (200,000,000) shares of Common Stock with a par value of one tenth of one cent ($.001) per share.

As of November 30, 2008, the Company had 26,350,000 shares of its $.001 par value common stock issued and outstanding.

5.  INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has incurred net operating losses totaling $772,896 which commence expiring in 2023 if not previously utilized. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has been offset by a valuation allowance in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

6.	LOANS PAYABLE

Notes payable consist of the following as of November 30, 2008:

	Short-term	Long-term
Unsecured loans to related parties	$26,574	$0
Secured loan and interest payable to shareholder	$1,946,813	$0

Two shareholders and former directors of the Company provided loans totalling $26,574.  The loans are non-interest bearing, unsecured and payable upon demand.

The Company has received loans from one shareholder totaling $1,946,813; this amount includes total interest of $361,828 as of November 30, 2008.   These funds have been used primarily to purchase our interest in the Mexican joint ventures.  That total amount is comprised of $1,213,985 of advances for the joint ventures, $371,000 for operating costs and $361,828 in interest cost.  The loan is secured by the Company’s equity interest in the joint ventures.  The loan bears interest at a rate of 10% per annum and is due January 15, 2009.  The Company may, at any time, satisfy the loan in its entirety by transferring its interest in the joint ventures to the shareholder.

7.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

LEASES

The Company accounts for rent expense monthly over the minimum lease term.  The Company occupies office space under a non-cancelable sub-lease expiring May 2009.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(Unaudited)

Future minimum lease payments under non-cancelable leases at November 30, 2008 were as follows:

Period Ending November 30,	Amount
2009	$30,600

JOINT VENTURE COMMITMENTS

As reflected herein, the Company has entered into a joint venture agreement to provide funding currently estimated to be approximately $16,800,000 with respect to the Company's 12% interest in the proposed pipeline project.  Additional amounts will be required to fund the Company’s 12% interest in the proposed LNG storage and re-gasification project. At this time, the Company does not know, and cannot reasonably estimate, its portion of the costs associated with the proposed LNG storage and re-gasification project. Because the Company is solely an investor in the joint ventures and not the operator, management of the Company is currently unable to determine precisely when the funding amounts will become due or the amounts that will be required. However, it is anticipated by management that the amounts due will be paid during the next three fiscal years for the proposed pipeline project and during the next five fiscal years for the proposed LNG storage and re-gasification project.  As also stated herein, the Company currently does not have adequate resources available to meet its funding requirements.  Should the Company be unable to fund the required amounts on a timely basis, the joint venture interests may revert to the shareholder who has provided the funding reflected in the accompanying balance sheet as of November 30, 2008 and August 31, 2008.  Due to the current state of the world economy, the melt down of the financial markets and low oil and gas prices, among other things, there are no assurances that either of these projects will be constructed.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our plan of operation for the twelve months following the date of this quarterly report, through our two joint ventures, includes the anticipated commencement of engineering, procurement and construction of the proposed natural gas pipeline after the end of fiscal 2009. The proposed pipeline system has two options for natural gas provision: an interconnection with the established Mayacan system, owned by Gaz de France, and a proposed LNG plant located on a port near Punta Venado, Quintana Roo.  The original project plan called for the 16-inch diameter pipeline to transport up to 183 million cubic feet of natural gas daily from the Mayacan system within the Mexican states of Quintana Roo and Yucatan, thus meeting the industrial demand for natural gas in the region, as well as the demand of power generation plants located in the cities of Valladolid, Cancun and Nizuc. We estimate that it will take approximately one year to complete after construction commences. Environmental impact and environmental risk permit applications were submitted in September, 2007 and are still under review by the relevant Mexican government authorities.  We are not aware of any significant problems with the review and approval process, as all requested information has been submitted.  Although the mandated time frame set by the approving authorities has been exceeded, they have requested more time for evaluation.  We have granted an extension of time as we wish to continue to work closely with the authorities during this period of uncertainty in the oil and gas industry.  Due to the current state of the world economy, the melt down of the financial markets and low oil and gas prices, among other things, there are no assurances that either of these projects will be constructed.

The proposed pipeline is expected to cost about $140,000,000. Our share of these projected costs will be approximately $16,800,000. We hope to raise these funds through secured debt financing and through the sale of our equity; however, we have no financing currently in place and, therefore, there is no guarantee that we will be able to raise the necessary funding for completion of the proposed natural gas pipeline project, the proposed LNG plant or other projects.  If we fail to raise the funds necessary to fulfill our obligations under the joint venture agreement, we will be in breach of the agreement and it may terminate.  If the joint venture agreements terminate, it would have a material adverse effect on our continued operations and we would likely need to curtail or cease our operations.

Recently Pemex, the Mexican national oil company, has increased gas re-injection in its oil fields in an effort to increase oil production, thus decreasing the amount of gas available for distribution through the Mayacan system.  This action has intensified the necessity for the re-gasification plant near Punta Venado.  The joint-venture companies are aggressively pursuing an acceptable LNG arrangement with the major LNG supply companies around the world.  The joint-venture companies continue to work closely with the relevant government authorities to procure a long term LNG supply contract.

As of November 30, 2008, we have contributed $1,951,210 to the joint ventures made up of $1,263,985 in cash and 935,000 shares of our restricted common stock valued at $687,225 to finance the projects.  In consideration for acquiring a 24% interest in Fermaca Gas and Fermaca LNG, we have agreed to pay 12% of the costs incurred by Yaax and SIIT Energy (Yaax and SIIT Energy are the operating companies that will build and operate the proposed pipeline and LNG projects, respectively).

At November 30, 2008, the Company has current assets of $12,978, current liabilities of $2,025,734, and a working capital deficit of $2,012,757.  Other than a shareholder loan totaling $1,946,813, which is secured by substantially all of the Company assets and $26,574 in loans payable to related parties, the Company has no other credit facilities.  Management believes that it will be able to borrow additional monies from this shareholder to continue to fund short-term.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, Cont.

working capital requirements. The Company has no other sources of financing and will continue to rely on borrowings from this shareholder. The failure to extend the shareholder loan and to borrow additional funds there under will likely result in the Company curtailing operations or transferring the investment in the joint venture projects to repay this debt.

Results of Operations for Quarter Ended November 30, 2008

We have not earned any revenues during the period from inception through November 30, 2008. The design of the proposed open access natural gas pipeline between Valladolid, Cancun and Punta Venado and a proposed LNG storage and regasification facility are not yet complete; accordingly, we currently do not have any revenue generating operations.  No construction has commenced as of November 30, 2008 or through the date of the Form 10-Q.

We incurred operating expenses and a net loss in the amount of $73,018 for the quarter ended November 30, 2008, as compared to a $91,085 loss for the same quarter in fiscal 2007. The decrease in our net loss in 2008 was primarily the result of a decrease in professional fees of $25,738 offset by an increase in interest expense of $8,197.  The operating expenses in the quarter ended November 30, 2008 were comprised of professional fees of $8,775, rent and lease expense of $15,594, interest expense of $47,571, office, sundry, public relations, utilities and depreciation totaling $1,078.

We have not attained profitable operations and are, therefore, dependent upon obtaining additional debt or equity financing. If we are unable to obtain additional financing, there is substantial doubt that we will be able to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure results from fluctuations in foreign exchange rates.  The Company is exposed to foreign exchange risk based on the Company’s investment in two joint venture entities based in Mexico.  The Company funds the joint venture and reports the joint venture investment in US dollars, but the financial statements of the entities are prepared in Mexican pesos and are converted to US dollars.  Fluctuations in the value of the United States dollar relative to the value of the Mexican peso could affect the value of our investment.  We don’t expect that this risk will have a material impact on future financial statements.  The Company is not exposed to market risks related to fluctuations in interest rates.  The interest rate on the Company’s debt is fixed.  We do not currently own marketable securities, use interest rate swaps, futures contracts or options on futures or other types of derivative financial instruments. We do not hold or issue financial instruments for trading purposes.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.   We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of January 5, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

Based upon that evaluation, our Certifying Officers concluded that, as of November 30, 2008, our disclosure controls and procedures were effective.  There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GULF UNITED ENERGY, INC.
(A Development Stage Company)

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed under item 1 of the Company’s form 10-KSB filed with the United States Securities and Exchange Commission on December 15, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

*10.1	Amended Loan Agreement

31.1	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to Form 8K filed on October 28, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gulf United Energy, Inc.

/S/ DON WILSON
___________________________
Don Wilson, President and C.E.O.
(Principal Executive Officer)

DATED:  January 20, 2009

/S/ DAVID POMERANTZ
___________________________
David Pomerantz, CFO
Principal Financial Officer and
Principal Accounting Officer

DATED:  January 20, 2009