Form 10-Q
period 2009-02-28
Gulf United Energy, Inc.
filed 2009-04-14
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended February 28, 2009

[  ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
      Act of 1934

      For the transition period from ___________________ to ___________________

Commission File Number    000-52322

Gulf United Energy, Inc.
(Exact name of small Business Issuer as specified in its charter)

Nevada	20-5893642
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

3555 Timmons Lane, Suite 1510,  Houston, Texas      77027
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

Large accelerated filer[ ]	Accelerated filer [ ]
Non-accelerated filer[ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   [   ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

 As of April 6, 2009, there were 26,350,000 shares of $0.001 par value common stock issued and outstanding.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

TABLE OF CONTENTS

	Part I. Financial Information

Item 1	Financial Statements

	Balance Sheets at February 28, 2009 and August 31, 2008	F-2

	Statements of Operations For the Three Months and Six Months Ended February 28, 2009 and Februrary 29, 2008 and for the Period From Inception (September 19, 2003) through February 28, 2009	F-3

	Statements of Cash Flows For the Six Months Ended February 28, 2009 and February 29, 2008 and for the Period From Inception (September 19, 2003) through February 28, 2009	F-4

	Statement of Changes in Stockholders' Equity (Deficiency) for the Period from Inception (September 19, 2003) to February 28, 2009	F-5

	Notes to the Financial Statements	F-6

Item 2	Management's Plan of Operation	3

Item 3	Quantitative and Qualitative Disclosures About Market Risk	4

Item 4	Controls and Procedures	5

Part II. Other Information

Legal Proceedings	6

Risk Factors	6

Unregistered Sales of Equity Securities and Use of Proceeds	6

Defaults Upon Senior Securities	6

Submission of Matters to a Vote of Security Holders	6

Other Information	6

Exhibits	6

Signatures	19

EX-31.1 (EXHIBIT 31.1)

EX-32.1 (EXHIBIT 32.1)

GULF UNITED ENERGY, INC.
(A Development Stage Company)

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

SECOND QUARTER
FINANCIAL STATEMENTS

February 28, 2009
(Unaudited)

GULF UNITED ENERGY, INC.
(A Development Stage Company)

BALANCE SHEETS

	February 28,	August 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$1,343	$2,191
Pre-paid expenses	4,968	4,968
Deposits	7,500	7,500
Total Current Assets	13,811	14,659

Computer Equipment at cost	3,300	3,300
Less: Accumulated Depreciation	(1,650)	(1,100)
Net computer equipment	1,650	2,200

Advances to and investment in joint venture projects (Note 3)	1,951,210	1,951,210

Total Assets	$1,966,671	$1,968,069

LIABILITIES
Current
Accounts payable and accrued liabilities	$78,741	$43,824
Loans payable related parties (Note 6)	26,574	26,574
Stockholder loan payable and accrued interest (Note 6)	2,022,547	1,884,274

Total Liabilities	2,127,862	1,954,672

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock
Authorized:
200,000,000 shares with a par value of $0.001
Issued and Outstanding:
26,350,000 shares as of February 28, 2009 and August 31, 2008	26,350	26,350
Additional paid-in capital	686,925	686,925
Deficit Accumulated During The Development Stage	(874,466)	(699,878)
	(161,191)	13,397

Total Liabilities and Stockholders' Equity (Deficiency)	$1,966,671	$1,968,069

The accompanying notes are an integral part of these financial statements.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Inception
	Three Months Ended		Six Months Ended		(September 19, 2003)
	February 28,	February 29,	February 28,	February 29,	Through
	2009	2008	2009	2008	February 28, 2009

Revenue	$-	$-	$-	$-	$-

Expenses:
Office and sundry	138	71	183	328	15,383
Depreciation Expense	275	275	550	550	1,650
Professional fees	36,239	51,517	45,014	86,030	284,968
Consulting	-	-	-	-	10,455
Rent and lease expense	15,301	15,220	30,895	30,574	109,296
Public relations	-	-	320	-	1,265
Travel	-	-	-	-	14,213
Utilities	884	759	1,322	2,071	13,843
Stockholder loan and other interest	48,733	40,518	96,304	79,892	411,219
Total expenses	101,570	108,360	174,588	199,445	862,292
Operating Loss	(101,570)	(108,360)	(174,588)	(199,445)	(862,292)

Other Income and Expense
Gain on settlement of debt	-	-	-	-	(3,333)
Loss from continuing operations	(101,570)	(108,360)	(174,588)	(199,445)	(858,959)

Loss from discontinued operations	-	-	-	-	(15,507)
Net Loss	$(101,570)	$(108,360)	$(174,588)	$(199,445)	$(874,466)

Basic And Diluted Loss per share
from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.04)

Basic And Diluted Loss per share
from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic And Diluted Net Loss per share	(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.04)

Weighted Average Number of Shares Outstanding	26,350,000	26,350,000	26,350,000	26,350,000	24,825,991

The accompanying notes are an integral part of these financial statements.

GULF UNITED ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Inception
	Six Months Ended		(September 19, 2003)
	February 28,	February 29,	Through
	2009	2008	February 28, 2009
Cash Flows From Operating Activities
Net loss for the period	$(174,588)	$(199,445)	$(874,466)
Depreciation Expense	550	550	1,650
Accrued interest added to stockholder loan	96,273	79,893	410,562
Non-cash portion of interest expense	-		3,333
Gain on settlement of debt	-	-	(3,333)
Adjustments to reconcile net loss to net cash used by
operating activities:		-
Pre-paid expenses	-	4,985	(4,968)
Increase in deposits	-	-	(7,500)
Accounts payable and accrued liabilities	34,917	61,592	78,741
Net Cash Used By Operating Activities	(42,848)	(52,425)	(395,981)

Cash Flows From Investment Activities
Capital Expenditures	-	(300)	(3,300)
Advances to and investment in joint venture projects	-	-	(250,000)
Net cash used by investing activities	-	(300)	(253,300)

Cash Flows From Financing Activities
Capital stock issued	-	-	26,050
Increase in loans payable to related parties	-	-	226,574
Proceeds from stockholder loan payable	42,000	51,000	398,000
Net cash provided by financing activities	42,000	51,000	650,624

Increase/(Decrease) In Cash During The Period	(848)	(1,725)	1,343

Cash, Beginning Of Period	2,191	2,326	-

Cash, End Of Period	$1,343	$601	$1,343

Non-Cash Investing and Financing Activities:
Investment advances paid from stockholder loan	$-	$-	$1,263,985

Capital stock issued for investment acquisition	$-	$-	$687,225

Settlement of loan payable by assignment of investment:
Loan payable	$-	$-	$(200,000)
Investment	$-	$-	$200,000

Supplementary Disclosure Of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$371
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GULF UNITED ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
PERIOD FROM INCEPTION (SEPTEMBER 19, 2003) TO FEBRUARY 28, 2009
(Unaudited)

				DEFICIT
				ACCUMULATED
	COMMON SHARES		ADDITIONAL	DURING THE
		PAR	PAID-IN	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	STAGE	TOTAL
Balance, September 19,
2003 (date of inception)	-	$-	$-	$-	$-

Capital stock issued for cash:
October 2003 at $0.001	2,500,000	2,500	-	-	2,500
November 2003 at $0.005	160,000	160	640	-	800
December 2003 at $0.005	1,400,000	1,400	5,600	-	7,000
June 2004 at $0.01	1,000,000	1,000	9,000	-	10,000
July 2004 at $0.25	23,000	23	5,727	-	5,750
Net loss for the period	-	-	-	(15,880)	(15,880)
Balance, August 31, 2004	5,083,000	5,083	20,967	(15,880)	10,170

Net loss for the year	-	-	-	(16,578)	(16,578)
Balance, August 31, 2005	5,083,000	5,083	20,967	(32,458)	(6,408)

November 10, 2005 Stock
Split Adjustment	20,332,000	20,332	(20,332)	-	-
Net loss for the year	-	-	-	(31,577)	(31,577)
Balance, August 31, 2006	25,415,000	25,415	635	(64,035)	(37,985)

Capital stock issued for investment:
January 2007 at $0.735 per share	185,000	185	135,790	-	135,975
July 2007 at $0.735 per share	750,000	750	550,500	-	551,250

Net loss for the year	-	-	-	(257,804)	(257,804)
Balance, August 31, 2007	26,350,000	26,350	686,925	(321,839)	391,436

Net loss for the year	-	-	-	(378,039)	(378,039)
Balance, August 31, 2008	26,350,000	26,350	686,925	(699,878)	13,397

Net loss for the period	-	-	-	(174,588)	(174,588)

Balance, February 28, 2009	26,350,000	$26,350	$686,925	(874,466)	(161,191)

The accompanying notes are an integral part of these financial statements

GULF UNITED ENERGY, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
 February 28, 2009
(Unaudited)

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended August 31, 2008.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosures needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended August 31, 2008 have been omitted.  The results of operations for the three months and six months ended February 28, 2009 are not necessarily indicative of results for the entire fiscal year ending August 31, 2009.

1.	NATURE AND CONTINUANCE OF OPERATIONS

Gulf United Energy, Inc. (“the Company”) was incorporated in the State of Nevada, U.S.A., on September 19, 2003. The Company currently has limited operations.  The Company is a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  The Company acquired joint venture interests with a private Mexican company in a proposed natural gas pipeline project and a proposed liquefied natural gas (LNG) regasification and storage facility in Mexico.

On November 10, 2005, the Board of Directors authorized a 5-for-1 stock split of the Company’s $0.001 par value common stock.  As a result of the split, 20,332,000 additional shares were issued, and additional paid-in capital was reduced by $20,332.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $874,466 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has discussed the need to seek additional capital through a private placement and/or public offering of its common stock; however, efforts to raise additional capital have been unsuccessful as of this date and there are no assurances that the Company will be successful in its efforts to raise additional capital. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
February 28, 2009
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

As of February 28, 2009 and August 31, 2008, the Company had no cash equivalents.

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
FEBRUARY 28, 2009
(Unaudited)

Basic Loss Per Share

The Company is required to provide basic and dilutive earnings (loss) per common share information.

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended February 28, 2009 and August 31, 2008, there were no potentially dilutive securities issued so diluted net loss per common share equals basic net loss per share.

Computer Equipment

Additions to computer equipment and software are recorded at cost.  Depreciation of computer equipment and software is recorded on a straight-line basis over the estimated useful lives of the assets.  Computer equipment and software are being depreciated over 36 months.

3.     INVESTMENTS

On March 22, 2006, the Company entered into a letter of intent with Cia. Mexicana de Gas Natural, S.A. de C.V. (“CMGN”), a private Mexican corporation, whereby the Company would acquire a 50% interest in a joint venture to be formed (the “Gulf United/CMGN Joint Venture”). The Company contributes cash to the Gulf United/CMGN Joint Venture and CMGN contributed its 24% equity interest in a proposed project to design, construct, operate and maintain an open access natural gas pipeline between Valladolid, Cancun and Punta Venado, as well as its initial 24% equity interest in a project to build a proposed LNG storage and regasification facility. The Company borrowed $200,000 from a stockholder to make the initial advance required under the letter of intent. No additional payments were made. The letter of intent was terminated on May 22, 2006 and the investment in the joint venture was transferred to a stockholder of the Company in full settlement of the debt.

Subsequent to August 31, 2006, the Company entered into an amended letter of intent with CMGN whereby the general terms of the initial letter of intent were reinstated. The amended letter of intent acknowledged $1,038,985 had been advanced to CMGN on behalf of the Company, by a Company stockholder, (including the initial advance of $200,000) pursuant to the original letter of intent. In order to earn its 50% in the Gulf United/CMGN Joint Venture, the Company paid an additional $409,410 to CMGN and issued 750,000 shares of the Company’s restricted stock to CMGN following the execution of the joint venture agreements.  Our investment in the joint ventures is recorded at cost.

The Company has entered into a loan agreement with a stockholder regarding funds advanced on its behalf. The loan is secured by the Company’s equity interest in the joint venture entities, bears interest at a rate of 10% per annum, compounded monthly, and is due in full on April 15, 2009.  The Company may, at any time, satisfy the loan in its entirety by transferring its interest in the joint venture entities to the lending stockholder.  In connection with the loan agreement, the Company has agreed to pay a finder’s fee to the lending stockholder equal to 8.5% of any proceeds the Company receives from the joint venture.

GULF UNITED ENERGY, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2009
(Unaudited)

Condensed audited balance sheets for the joint venture entities as of August 31, 2008 are included below:

	Fermaca Gas de Cancun, S.A. de C.V.	Fermaca LNG de Cancun, S.A. de C.V.

Receivables	$7,366	$8,724
Capitilized value added tax	84,367	166,237

Projects in process	5,168,178	2,958,834

Total Assets	$5,259,911	$3,133,795

Income tax withholding	$393	$295
Minority interest	2,625,601	1,559,881
Total liabilities	2,625,994	1,560,176

Total stockholders' equity	2,633,917	1,573,619

Total Liabilities and Stockholders' Equity	$5,259,911	$3,133,795

The joint venture balance sheets reflected above are consolidated with their subsidiaries, Energia YAAX, S.A de C.V (the company that will construct and own the proposed natural gas pipeline) and SIIT Energy, S.A. de C.V. (the company that will construct and own the proposed LNG plant), which are the operating companies in which the joint venture companies hold a 50% interest.  Because all costs incurred by the joint ventures and the underlying entities relate to the proposed development of the pipeline and LNG terminal, the joint venture companies have capitalized all costs and there are no revenues or expenses during the construction phase.  The minority interest shown in these balance sheets is the investment of the other 50% owner in the operating companies that will own the natural gas pipeline and the LNG storage and regasification plant.  The Company owns a 24% interest in the joint venture companies and a 12% net interest in the proposed projects in process shown in the above condensed balance sheets.

The Company does not have any financial information on the joint venture companies any more recent than the August 31, 2008 financial information, but the Company believes that the financial information has not changed substantially subsequent to that date.

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
FEBRUARY 28, 2009
(Unaudited)

4.  COMMON STOCK

The total number of shares of stock which the Company shall have the authority to issue is two hundred million (200,000,000) shares of Common Stock with a par value of one tenth of one cent ($.001) per share.

As of February 28, 2009, the Company had 26,350,000 shares of its $.001 par value common stock issued and outstanding.

5.  INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has incurred net operating losses totaling $874,466 which commence expiring in 2023 if not previously utilized. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has been offset by a valuation allowance in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

6.	LOANS PAYABLE

Notes payable consist of the following as of February 28, 2009:

	Short-term	Long-term
Unsecured loans to related parties	$26,574	$0
Secured loan and interest payable to stockholder	$2,022,547	$0

Two stockholders and former directors of the Company provided loans totalling $26,574.  The loans are non-interest bearing, unsecured and payable upon demand.

The Company has received loans from one stockholder totaling $2,022,547. This amount includes accumulated and unpaid interest of $410,562 as of February 28, 2009.  These funds have been used primarily to purchase our interest in the Mexican joint ventures.  That total loan amount is comprised of:  $1,213,985 of advances to the joint ventures, $398,000 used for operating costs and $410,562 of interest cost.  The loan is secured by the Company’s equity interest in the joint ventures.  The loan bears interest at a rate of 10% per annum and is due April 15, 2009.  Management is negotiating an extension of the loan which it believes will be granted.  The Company may, at any time, satisfy the loan in its entirety by transferring its interest in the joint ventures to the stockholder.

7.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

LEASES

The Company accounts for rent expense monthly over the minimum lease term.  The Company occupies office space under a non-cancelable sub-lease expiring May 2009.

GULF UNITED ENERGY, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2009
(Unaudited)

Future minimum lease payments under non-cancelable leases at February 28, 2009 were as follows:

Amount
2009	$15,300

JOINT VENTURE COMMITMENTS

As reflected herein, the Company has entered into a joint venture agreement to provide funding currently estimated to be approximately $16,800,000 with respect to the Company's 12% interest in the proposed pipeline project.  Additional amounts will be required to fund the Company’s 12% interest in the proposed LNG storage and re-gasification project. At this time, the Company does not know, and cannot reasonably estimate, its portion of the costs associated with the proposed LNG storage and re-gasification project. Because the Company is solely an investor in the joint ventures and not the operator, management of the Company is currently unable to determine precisely when the funding amounts will become due or the amounts that will be required. However, it is anticipated by management that the amounts due will be paid during the next three fiscal years for the proposed pipeline project and during the next five fiscal years for the proposed LNG storage and re-gasification project.  The Company currently does not have adequate resources available to meet its funding requirements.  Should the Company be unable to fund the required amounts on a timely basis, the joint venture interests may revert to the stockholder who has provided the funding reflected in the accompanying balance sheet as of February 28, 2009 and August 31, 2008; Or the joint venture interests may be forfeited to the Company’s joint venture partner.  Due to the current state of the world economy, the difficulties of the financial markets and relatively low oil and gas prices, among other things, there are no assurances that either of these projects will be constructed.  Because construction of these proposed projects has not commenced, and because the Company lacks the resources to fund its share of construction costs coupled with the current state of the world economy, it is possible that these projects will not be built according to schedule or may not be built at all.  In the event that the projects are postponed for a lengthy period of time, or are cancelled altogether, the value of the Company’s advances and interest in the joint venture projects will decline precipitously and may not retain any value.  Management of the Company is unable, at this time, to determine the extent of impairment that may exist with respect to its advances and interest in the joint venture projects; however, the impairment could be substantial.  Should the joint venture projects become impaired, the Company may transfer the projects to satisfy the loans from the stockholder, such loans having a value greater than the value of the Company’s joint venture projects.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our plan of operation for the twelve months following the date of this quarterly report, through our two joint ventures, includes the anticipated commencement of engineering, procurement and construction of the proposed natural gas pipeline after the end of fiscal 2009. The proposed pipeline system has two options for natural gas provision: an interconnection with the established Mayacan system, owned by Gaz de France, and a proposed LNG plant located on a port near Punta Venado, Quintana Roo.  The original project plan called for the 16-inch diameter pipeline to transport up to 183 million cubic feet of natural gas daily from the Mayacan system within the Mexican states of Quintana Roo and Yucatan, thus meeting some of the industrial demand for natural gas in the region, as well as some of the demand of power generation plants located in the cities of Valladolid, Cancun and Nizuc. We estimate that it will take approximately one year to complete the pipeline after construction commences. Environmental impact and environmental risk permit applications were submitted in September, 2007 and are still under review by the relevant Mexican government authorities.  We are not aware of any significant problems with the review and approval process, as all requested information has been submitted.  Although the mandated time frame set by the approving authorities has been exceeded, they have requested more time for evaluation.  We have granted an extension of time as we wish to continue to work closely with the authorities during this period of uncertainty in the oil and gas industry.  Due to the current state of the world economy, the melt down of the financial markets and low oil and gas prices, among other things, there are no assurances that either of these projects will be constructed.

The proposed pipeline is expected to cost about $140,000,000. Our share of these projected costs will be approximately $16,800,000. We hope to raise these funds through secured debt financing and through the sale of our equity; however, we have no financing currently in place and, therefore, there is no guarantee that we will be able to raise the necessary funding for completion of the proposed natural gas pipeline project, the proposed LNG plant or other projects.  If we fail to raise the funds necessary to fulfill our obligations under the joint venture agreement, we will be in breach of the agreement and it may terminate.  If the joint venture agreements terminate, it would have a material adverse effect on our continued operations and we would likely cease our operations.

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

As of February 28, 2009, we have contributed $1,951,210 to the joint ventures made up of $1,263,985 in cash and 935,000 shares of our restricted common stock then valued at $687,225 to finance the projects.  In consideration for acquiring a 24% interest in Fermaca Gas and Fermaca LNG, we have agreed to pay 12% of the costs incurred by Yaax and SIIT Energy (Yaax and SIIT Energy are the operating companies that will build and operate the proposed pipeline and LNG projects, respectively).

At February 28, 2009, the Company has current assets of $13,811, current liabilities of $2,127,862, and a working capital deficit of $2,114,051.  Other than a stockholder loan totaling $2,022,547, which is secured by substantially all of the Company’s assets and $26,574 in loans payable to related parties, the Company has no other credit facilities.  Management believes that it will be able to borrow additional monies from this stockholder to continue to fund short-term.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, Cont.

working capital requirements. The Company has no other sources of financing and will continue to rely on borrowings from this stockholder. However, there are no commitments from this stockholder or assurance that this stockholder can or will continue to fund our cash needs.  The failure to extend the stockholder loan and to borrow additional funds there under will likely result in the Company transferring the investment in the joint venture projects to repay this debt or forfeiting its interests in the projects to its joint venture partner.

Results of Operations for Quarter Ended February 28, 2009

We have not earned any revenues during the period from inception through February 28, 2009. The design of the proposed open access natural gas pipeline between Valladolid, Cancun and Punta Venado and a proposed LNG storage and regasification facility are not yet complete; accordingly, we currently do not have any revenue generating operations.  No construction has commenced as of February 28, 2009 or through the date of this Form 10-Q.

We incurred operating expenses and a net loss in the amount of $101,570 for the quarter ended February 28, 2009, as compared to a $108,360 loss for the same quarter in fiscal 2008. The decrease in our net loss in 2009 was primarily the result of a decrease in professional fees of $15,188 offset by an increase in interest expense of $8,215.  The operating expenses in the quarter ended February 28, 2009 were comprised of professional fees of $36,239, rent and lease expense of $15,301, interest expense of $48,733, office, sundry, public relations, utilities and depreciation totaling $1,297.

We have not attained profitable operations and are, therefore, dependent upon obtaining additional debt or equity financing. If we are unable to obtain additional financing, there is substantial doubt that we will be able to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2009, the Company's current assets total $13,811.  Total current liabilities are $2,127,862, resulting in negative working capital of $2,114,051.  As of February 28, 2009, we had $1,343 in cash.  For the six-month period ended February 28, 2008, our average monthly cash flow used in operating activities was approximately $7,141.  We will need to raise at least $16,800,000 in order to meet our obligations under the joint venture agreement for the pipeline project.  The Company has funded operations to date through a combination of utilizing cash on hand, issuing common stock to settle certain obligations and borrowing from a stockholder.  Company operations for the six months ended February 28, 2009, was funded largely by a stockholder’s advances of $42,000.

As of February 28, 2009, the Company requires additional working capital to pursue its business strategy and operations, including contributions to the two joint ventures and general working capital purposes.  Therefore, we will need to raise additional capital for the remainder of fiscal 2009.  We do not have any credit facilities available with financial institutions or other third parties and as such, we must rely upon best efforts funding from individual accredited investors.  We will use our best efforts to raise additional funds through increased debt or sales of equity securities to meet future working capital requirements.  There can be no assurance that we will be successful in raising funds from debt or equity offerings or from any future best efforts financing efforts.  If we are unable to either obtain financing from external sources or to generate liquidity from anticipated future operations, we may need to cease operations.

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

GULF UNITED ENERGY, INC.
(A Development Stage Company)

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.   We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management, which is limited to our Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act.

Based upon that evaluation, our Certifying Officers concluded that, as of February 28, 2009, our disclosure controls and procedures were effective.  There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*Incorporated by reference to Form 8K filed on January 15, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gulf United Energy, Inc.

/S/ DON WILSON
___________________________
Don Wilson, President and C.E.O.
(Principal Executive Officer)

DATED:  April 14, 2009

/S/ DAVID POMERANTZ
___________________________
David Pomerantz, CFO
Principal Financial Officer and
Principal Accounting Officer

DATED:  April 14, 2009