Form 10-Q
period 2009-05-31
Gulf United Energy, Inc.
filed 2009-07-14
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended May 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

 As of July 6, 2009, there were 26,350,000 shares of $0.001 par value common stock issued and outstanding.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

TABLE OF CONTENTS

	Part I. Financial Information

Item 1	Financial Statements	F-1

	Balance Sheets at May 31, 2009 and August 31, 2008	F-2

	Statements of Operations For the Three Months and Nine Months Ended May 31, 2009 and May 31, 2008 and for the Period From Inception (September 19, 2003) through May 31, 2009	F-3

	Statements of Cash Flows For the Nine Months Ended May 31, 2009 and May 31, 2008 and for the Period From Inception (September 19, 2003) through May 31, 2009	F-4

	Statement of Changes in Stockholders' Equity (Deficiency) for the Period from Inception (September 19, 2003) to May 31, 2009	F-5

	Notes to the Financial Statements	F-6

Item 2	Management's Plan of Operation	3

Item 3	Quantitative and Qualitative Disclosures About Market Risk	4

Item 4	Controls and Procedures	4

	Part II. Other Information

Item 1	Legal Proceedings	6

Item 1A	Risk Factors	6

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3	Defaults Upon Senior Securities	6

Item 4	Submission of Matters to a Vote of Security Holders	6

Item 5	Other Information	6

Item 6	Exhibits	6

	Signatures	7

	EX-31.1 (EXHIBIT 31.1)

	EX-32.1 (EXHIBIT 32.1)

GULF UNITED ENERGY, INC.
(A Development Stage Company)

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

THIRD QUARTER
FINANCIAL STATEMENTS

May 31, 2009
(Unaudited)

GULF UNITED ENERGY, INC.
(A Development Stage Company)

BALANCE SHEETS

	May 31,	August 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$662	$2,191
Pre-paid expenses	-	4,968
Deposits	-	7,500
Total Current Assets	662	14,659

Computer Equipment at cost	3,300	3,300
Less: Accumulated Depreciation	(1,925)	(1,100)
Net computer equipment	1,375	2,200

Advances to and investment in joint venture projects (Note 3)	940,240	1,951,210

Total Assets	$942,277	$1,968,069

LIABILITIES
Current
Accounts payable and accrued liabilities	$70,644	$43,824
Loans payable related parties (Note 6)	26,574	26,574
Stockholder loan payable and accrued interest (Note 6)	2,090,491	1,884,274

Total Liabilities	2,187,709	1,954,672

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock
Authorized:
200,000,000 shares with a par value of $0.001
Issued and Outstanding:
26,350,000 shares as of May 31, 2009 and August 31, 2008	26,350	26,350
Additional paid-in capital	686,925	686,925
Deficit Accumulated During The Development Stage	(1,958,707)	(699,878)
	(1,245,432)	13,397

Total Liabilities and Stockholders' Equity (Deficiency)	$942,277	$1,968,069

The accompanying notes are an integral part of these financial statements.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Inception
	Three Months Ended		Nine Months Ended		(September 19, 2003)
	May 31,	May 31,	May 31,	May 31,	Through
	2009	2008	2009	2008	May 31, 2009

Revenue	$-	$-	$-	$-	$-

Expenses:
Office and sundry	-	39	183	367	15,383
Depreciation Expense	275	275	825	825	1,925
Professional fees	6,070	27,234	51,084	113,264	291,038
Consulting	-	-	-	-	10,455
Rent and lease expense	15,300	14,903	46,195	45,477	124,596
Public relations	-	-	320	-	1,265
Travel	-	-	-	-	14,213
Utilities	881	983	2,203	3,054	14,724
Stockholder loan and other interest	50,744	44,470	147,049	124,362	461,964
Total expenses	73,270	87,904	247,859	287,349	935,563
Operating Loss	(73,270)	(87,904)	(247,859)	(287,349)	(935,563)

Other Income and Expense
Impairment loss	1,010,970	-	1,010,970	-	1,010,970
Gain on settlement of debt	-	-	-	-	(3,333)
Loss from continuing operations	(1,084,240)	(87,904)	(1,258,829)	(287,349)	(1,943,200)

Loss from discontinued operations	-	-	-	-	(15,507)
Net Loss	$(1,084,240)	$(87,904)	$(1,258,829)	$(287,349)	$(1,958,707)

Basic And Diluted Loss per share
from continuing operations	$(0.04)	$(0.00)	$(0.05)	$(0.01)	$(0.08)

Basic And Diluted Loss per share
from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic And Diluted Net Loss per share	$(0.04)	$(0.00)	$(0.05)	$(0.01)	$(0.08)

The accompanying notes are an integral part of these financial statements.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Inception
	Nine Months Ended		(September 19, 2003)
	May 31,	May 31,	Through
	2009	2008	May 31, 2009
Cash Flows From Operating Activities
Net loss for the period	$(1,258,829)	$(287,349)	$(1,958,707)
Depreciation Expense	825	825	1,925
Accrued interest added to stockholder loan	147,017	124,362	461,306
Non-cash portion of interest expense	-	-	3,333
Gain on settlement of debt	-	-	(3,333)
Impairment of investment in joint venture projects	1,010,970	-	1,010,970
Adjustments to reconcile net loss to net cash used by
operating activities:
Pre-paid expenses	4,968	4,985	-
(Increase) decrease in deposits	7,500	15,000	-
Accounts payable and accrued liabilities	26,820	17,118	70,644
Net Cash Used By Operating Activities	(60,729)	(125,059)	(413,862)

Cash Flows From Investment Activities
Capital Expenditures	-	(300)	(3,300)
Advances to and investment in joint venture projects	-	-	(250,000)
Net cash used by investing activities	-	(300)	(253,300)

Cash Flows From Financing Activities
Capital stock issued	-	-	26,050
Increase in loans payable to related parties	-	-	226,574
Proceeds from stockholder loan payable	59,200	126,000	415,200
Net cash provided by financing activities	59,200	126,000	667,824

Increase/(Decrease) In Cash During The Period	(1,529)	641	662

Cash, Beginning Of Period	2,191	2,326	-

Cash, End Of Period	$662	$2,967	$662

Non-Cash Investing and Financing Activities:
Investment advances paid from stockholder loan	$-	$-	$1,263,985

Capital stock issued for investment acquisition	$-	$-	$687,225

Settlement of loan payable by assignment of investment:
Loan payable	$-	$-	$(200,000)
Investment	$-	$-	$200,000

Supplementary Disclosure Of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$371
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION (SEPTEMBER 19, 2003) TO MAY 31, 2009
(Unaudited)

				DEFICIT
				ACCUMULATED
	COMMON SHARES		ADDITIONAL	DURING THE
		PAR	PAID-IN	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	STAGE	TOTAL
Balance, September 19,
2003 (date of inception)	-	$-	$-	$-	$-

Capital stock issued for cash:
October 2003 at $0.001	2,500,000	2,500	-	-	2,500
November 2003 at $0.005	160,000	160	640	-	800
December 2003 at $0.005	1,400,000	1,400	5,600	-	7,000
June 2004 at $0.01	1,000,000	1,000	9,000	-	10,000
July 2004 at $0.25	23,000	23	5,727	-	5,750
Net loss for the period	-	-	-	(15,880)	(15,880)
Balance, August 31, 2004	5,083,000	5,083	20,967	(15,880)	10,170

Net loss for the year	-	-	-	(16,578)	(16,578)
Balance, August 31, 2005	5,083,000	5,083	20,967	(32,458)	(6,408)

November 10, 2005 Stock
Split Adjustment	20,332,000	20,332	(20,332)	-	-
Net loss for the year	-	-	-	(31,577)	(31,577)
Balance, August 31, 2006	25,415,000	25,415	635	(64,035)	(37,985)

Capital stock issued for investment:
January 2007 at $0.735 per share	185,000	185	135,790	-	135,975
July 2007 at $0.735 per share	750,000	750	550,500	-	551,250

Net loss for the year	-	-	-	(257,804)	(257,804)
Balance, August 31, 2007	26,350,000	26,350	686,925	(321,839)	391,436

Net loss for the year	-	-	-	(378,039)	(378,039)
Balance, August 31, 2008	26,350,000	26,350	686,925	(699,878)	13,397

Net loss for the period	-	-	-	(1,258,829)	(1,258,829)

Balance, May 31, 2009	26,350,000	$26,350	$686,925	$(1,958,707)	$(1,245,432)

The accompanying notes are an integral part of these financial statements.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
 May 31, 2009
(Unaudited)

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended August 31, 2008.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosures needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended August 31, 2008 have been omitted.  The results of operations for the three months and nine months ended May 31, 2009 are not indicative of results for the entire fiscal year ending August 31, 2009.

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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $1,958,707 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has discussed the need to seek additional capital through a private placement and/or public offering of its common stock; however, efforts to raise additional capital have been unsuccessful as of this date and there are no assurances that the Company will be successful in its efforts to raise additional capital. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

SUBSEQUENT EVENT

As reported on the 8K filed June 11, 2009, on June 8, 2009, Gulf United Energy, Inc. (the “Company”) entered into an agreement between the Company and its joint venture partner, Cia. Mexicana de Gas Natural, S.A. de C.V., to sell all of the Company’s shares in Fermaca LNG de Cancun , S.A. de C.V. and Fermaca Gas de Cancun, S.A. de C.V. for a total amount of $1,000,000.  The transaction is expected to close within thirty days and the purchase price will be paid in six payments:  $200,000 at the close of the purchase transaction, four installments of $150,000 payable three, six, nine and twelve months after the close and a final payment of $200,000 payable at fifteen months after the close of the purchase transaction.  As a result of this anticipated sale, the Company at May 31, 2009 has impaired its advances to and investment in joint venture projects by $1,010,970 to $940,240 to reflect the estimated present value of the anticipated sale, discounted at 10%.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009
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

Cash

Cash includes cash in a demand deposit account with a Houston bank.

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

Impairment of Long-lived Assets

The Company evaluates impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered.  These events include market declines, decisions to sell an asset and adverse changes in the legal or business environment.  If events or circumstances indicate that a long-lived asset’s carrying value may not be recoverable, the Company estimates the future undiscounted cash flows from the asset for which the lowest level of separate cash flows may be determined, to determined if the asset is impaired.  If the total undiscounted future cash flows are less than the carrying amount for the asset, the Company estimates the fair value of the asset through reference to sales data for similar assets, or by using a discounted cash flow approach.  The asset’s carrying value is then adjusted downward to the estimated fair value.  These cash flow estimates and assumptions could change significantly either positively or negatively.  During the quarter ended May 31, 2009, the Company recorded an impairment of $1,010,970 in the value for its investment in and advances to joint venture projects to reflect the present value of the expected to be recovered in the anticipated sale of the joint venture interests (see Note 1 – Subsequent Event).

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009
(Unaudited)

Basic Loss Per Share

The Company is required to provide basic and diluted earnings (loss) per common share information.

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended May 31, 2009 and 2008, there were no potentially dilutive securities issued so diluted net loss per common share equals basic net loss per share.

3.  INVESTMENTS  (See Note 1 – Subsequent Event)

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

The Company has entered into a loan agreement with a stockholder regarding funds advanced on its behalf. The loan is secured by the Company’s equity interest in the joint venture entities, bears interest at a rate of 10% per annum, compounded monthly, and is due in full on June 1, 2009.  The Company may, at any time, satisfy the loan in its entirety by transferring its interest in the joint venture entities to the lending stockholder.  In connection with the loan agreement, the Company has agreed to pay a finder’s fee to the lending stockholder equal to 8.5% of any proceeds the Company receives from the joint venture.

The value of the joint venture investment was impaired in the amount of $1,010,970 and adjusted as of May 31, 2009 to reflect the present value of the agreed sale amount of $1,000,000 as discussed in Note 1 – Subsequent Event.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009
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

The joint venture balance sheets reflected above are consolidated with their subsidiaries, Energia YAAX, S.A de C.V (the company that will construct and own the proposed natural gas pipeline) and SIIT Energy, S.A. de C.V. (the company that will construct and own the proposed LNG plant), which are the operating companies in which the joint venture companies hold a 50% interest.  Because all costs incurred by the joint ventures and the underlying entities relate to the proposed development of the pipeline and LNG terminal, the joint venture companies have capitalized all costs and there are no revenues or expenses during the construction phase.  The minority interest shown in these balance sheets is the investment of the other 50% owner in the operating companies that will own the natural gas pipeline and the LNG storage and regasification plant.  The Company owns a 24% interest in the joint venture companies and a 12% net interest in the proposed projects shown in the above condensed balance sheets.

The Company does not have any financial information on the joint venture companies more recent than the August 31, 2008 financial information, but the Company believes that the financial information has not changed substantially subsequent to that date.

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
MAY 31, 2009
(Unaudited)

4.  COMMON STOCK

The total number of shares of stock which the Company shall have the authority to issue is two hundred million (200,000,000) shares of Common Stock with a par value of one tenth of one cent ($.001) per share.

As of May 31, 2009, the Company had 26,350,000 shares of its $.001 par value common stock issued and outstanding.

5.  INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has incurred net operating losses totaling $1,958,707 which commence expiring in 2023 if not previously utilized. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has been offset by a valuation allowance in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

6.	LOANS PAYABLE

Notes payable consist of the following as of May 31, 2009:

	Short-term	Long-term
Unsecured loans to related parties	$26,574	$0
Secured loan and interest payable to stockholder	$2,090,491	$0

Two stockholders and former directors of the Company provided loans totalling $26,574.  The loans are non-interest bearing, unsecured and payable upon demand.

The Company has received loans from one stockholder totaling $2,090,491. This amount includes accumulated and unpaid interest of $461,306 as of May 31, 2009.  These funds have been used primarily to purchase our interest in the Mexican joint ventures.  That total loan amount is comprised of: $1,213,985 of advances to the joint ventures, $415,200         used for operating costs and $461,306 of interest.  The loan is secured by the Company’s equity interest in the joint ventures.  The loan bears interest at a rate of 10% per annum and is due June 1, 2009.  Management is negotiating an extension of the loan which it believes will be granted.  The Company may, at any time, satisfy the loan in its entirety by transferring its interest in the joint ventures to the stockholder.

7.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

JOINT VENTURE COMMITMENTS (See Note 1 – Subsequent Event)

As reflected herein, the Company has entered into a joint venture agreement to provide funding currently estimated to be approximately $16,800,000 with respect to the Company's 12% interest in the proposed pipeline project.  Additional amounts will be required to fund the Company’s 12% interest in the proposed LNG storage and re-gasification project. At this time, the Company does not know, and cannot reasonably estimate, its portion of the costs associated with the proposed LNG storage and re-gasification project. Because the Company is solely an investor in the joint ventures and not the operator, management of the Company is currently unable to determine precisely when the funding amounts will become due or the amounts that will be required. However, it is anticipated by management that the amounts due will be paid during the next three fiscal years for the proposed pipeline project and during the next five fiscal years for the proposed LNG storage and re-gasification project.  The Company currently does not have adequate resources available to meet its funding requirements.  Should the Company be unable to fund the required amounts on a timely basis, the joint venture interests may revert to the stockholder who has provided the funding reflected in the accompanying balance sheet as of May 31, 2009 and August 31, 2008; or the joint venture interests may be forfeited to the Company’s joint venture partner.  Due to the current state of the world economy, the difficulties of the financial markets and relatively low oil and gas prices, among other things, there are no assurances that either of these projects will be constructed.  Because construction of these proposed projects has not commenced, and because the Company lacks the resources to fund its share of construction costs coupled with the current state of the world economy, it is possible that these projects will not be built according to schedule or may not be built at all.  In the event that the projects are postponed for a lengthy period of time, or are cancelled altogether, the value of the Company’s advances and interest in the joint venture projects will decline precipitously and may not retain any value.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation – (See Financial Statement Note 1 – Subsequent Event)

Our plan of operation for the twelve months following the date of this quarterly report is to close on the sale of our joint venture interests and to use the proceeds to invest in other upstream drilling or pipeline projects (See Financial Statement Note 1 – Subsequent Event).

As of May 31, 2009, we have contributed $1,951,210 to the joint ventures made up of $1,263,985 in cash and 935,000 shares of our restricted common stock then valued at $687,225 to finance the projects.  In consideration for acquiring a 24% interest in Fermaca Gas and Fermaca LNG, we agreed to pay 12% of the costs incurred by Yaax and SIIT Energy (Yaax and SIIT Energy are the operating companies that will build and operate the proposed pipeline and LNG projects, respectively) (See Financial Statement Note 1 – Subsequent Event).

At May 31, 2009, the Company has current assets of $662, current liabilities of $2,187,709, and a working capital deficit of $2,187,047.  Other than a stockholder loan totaling $2,090,491, which is secured by substantially all of the Company’s assets and $26,574 in loans payable to related parties, the Company has no other credit facilities.  Management believes that it will be able to borrow additional monies to continue to fund short-term working capital requirements. The Company has no other sources of financing and will continue to rely on borrowings from this stockholder. However, there are no commitments from this stockholder or assurance that this stockholder can or will continue to fund our cash needs.  In the event that the Company does not sell its joint venture interests and fails to extend the stockholder loan and/or to borrow additional funds thereunder, these events will likely result in the Company transferring the investment in the joint venture projects to repay this debt or forfeiting its interests in the projects to its joint venture partner.

On June 8, 2009, the Company entered into an agreement with its joint venture partner to sell its interest in the joint venture projects to the partner for $1,000,000 that will be paid over a period of 15 months beginning at the closing, which is scheduled for mid- to late-August 2009.  The proceeds from this sale may be used to pay accounts payable, reduce the Company’s debt and for other investments and other operating expenses.

Results of Operations for Quarter Ended May 31, 2009

We have not earned any revenues during the period from inception through May 31, 2009. The design of the proposed open access natural gas pipeline between Valladolid, Cancun and Punta Venado and a proposed LNG storage and regasification facility are not yet completed and construction has not yet commenced; accordingly, we currently do not have any revenue generating operations.

We incurred operating expenses of $73,270 and recorded an impairment loss on our advances to and investment in joint venture projects of $1,010,970, resulting in a net loss in the amount of $1,084,240 for the quarter ended May 31, 2009, as compared to a $87,904 loss for the same quarter in fiscal 2008. The increase in our net loss in 2009 was primarily the result of the recognition of impairment of our joint venture investment in the amount of $1,010,970; additionally, we had a decrease in professional fees of $21,164 offset by an increase in interest expense of $6,274.  The operating expenses in the quarter ended May 31, 2009 were comprised of professional fees of $6,070, rent and lease expense of $15,300, interest expense of $50,744, utilities and depreciation totaling $1,156 as well as the impairment loss noted above.

We have not attained profitable operations and are, therefore, dependent upon obtaining additional debt or equity financing. If we are unable to sell our joint venture interests or obtain additional financing, there is substantial doubt that we will be able to continue as a going concern.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, Cont.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2009, the Company's current assets total $662.  Total current liabilities are $2,187,709, resulting in negative working capital of $2,187,047.  As of May 31, 2009, we had $662 in cash.  For the nine-month period ended May 31, 2008, our average monthly cash flow used in operating activities was approximately $6,700.  If the joint venture interest sale does not close, we will need to raise at least $16,800,000 in order to meet our obligations under the joint venture agreement for the pipeline project.  The Company has funded operations to date through a combination of utilizing cash on hand, issuing common stock to settle certain obligations and borrowing from a stockholder.  Company operations for the nine months ended May 31, 2009, were funded largely by stockholder advances of $59,200.

As of May 31, 2009, the Company requires additional working capital to pursue its business strategy and operations, potentially including contributions to the two joint ventures and general working capital purposes.  Therefore, we will need to raise additional capital for the remainder of fiscal 2009.  We do not have any credit facilities available with financial institutions or other third parties and as such, we must rely upon best efforts funding from individual accredited investors.  We will use our best efforts to raise additional funds through increased debt or sales of equity securities to meet future working capital requirements.  There can be no assurance that we will be successful in raising funds from debt or equity offerings or from any future best efforts financing efforts.  If we are unable to either obtain financing from external sources or to generate liquidity from anticipated future operations, we may need to cease operations.

On June 8, 2009, the Company entered into an agreement with its joint venture partner to sell its interest in the joint venture projects to the partner for $1,000,000 that will be paid over a period of 15 months beginning at the closing, which is scheduled for mid- to late-August 2009.  The proceeds from this sale may be used to pay accounts payable, reduce the Company’s debt and for other investments and other operating expenses.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.   We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management, which is limited to our Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

Based upon that evaluation, our Certifying Officers concluded that, as of May 31, 2009, our disclosure controls and procedures were effective.  There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GULF UNITED ENERGY, INC.
(A Development Stage Company)

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

For this reporting period, there have been no material changes to the risk factors previously disclosed under item 1 of the Company’s form 10-KSB filed with the United States Securities and Exchange Commission on December 15, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

*10.1	Amended Loan Agreement

**10.2	Letter agreement between Gulf United Energy, Inc. and Cia. Mexicana de Gas Natural, S.A. de C.V.

31.1	Certifications pursuant to Rule 13a-14(a) under the Securities
Exchange Act of 1934

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to Form 8K filed on April 17, 2009.

** Incorporated by reference to Form 8K filed on June 11, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gulf United Energy, Inc.

/S/ DON WILSON
___________________________
Don Wilson, President and C.E.O.
(Principal Executive Officer)

DATED:  July 14, 2009

/S/ DAVID POMERANTZ
___________________________
David Pomerantz, CFO
Principal Financial Officer and
Principal Accounting Officer

DATED:  July 14, 2009