Form 10-K
period 2009-08-31
Gulf United Energy, Inc.
filed 2009-12-15
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ___________________

Commission File Number    000-52322

Gulf United Energy, Inc.
(Exact name of small Business Issuer as specified in its charter)

Nevada	20-5893642
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

P.O Box 22165;  Houston, Texas  77227-2165
(Address of principal executive offices)  (Postal or Zip Code)
Registrant's telephone number, including area code:  713-893-3543

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
[  ] Yes  [X ] No
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act
[  ] Yes  [ X] No
Note – Checking the box above will not relieve any registered required to file reports pursuant to Section 13 of 15(d) of the Exchange Act from their obligations under those Sections.

Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   [X ] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 [  ] Yes  [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Gulf United Energy, Inc’s revenue for its most recent fiscal year was $0.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   [   ] Yes [ X ] No

As of December 9, 2009 the aggregate market value of shares of common stock held by non-affiliates (based on the closing price of $0.05 per share for the common stock as quoted on that date) was approximately $1,217,500.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.         [   ] Yes [   ] No

(APPLICABLE ONLY TO CORPORATE ISSUERS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

 As of December 9, 2009, there were 26,350,000 shares of $0.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document in incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
(None)

GULF UNITED ENERGY, INC.
(A Development Stage Company)

GULF UNITED ENERGY, INC.
(A Development Stage Company)

PART I

FORWARD LOOKING STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed elsewhere in the Gulf United Energy, Inc ("Company" or "GUE"), filings with the U.S. Securities and Exchange Commission ("SEC"). The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"), including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding our business. This Annual Report on Form 10-K includes forward-looking statements about our business including, but not limited to, the level of our expenditures for various expense items and our possible liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law. Our actual results could differ materially from those anticipated in these forward-looking statements.

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and in accordance with the Exchange Act, we file annual, quarterly and special reports, and other information with the Securities and Exchange Commission.  These periodic reports and other information are available for inspection and copying at the regional offices, public reference facilities and website of the Securities and Exchange Commission referred to above.

Statements contained in this report about the contents of any contract or any other document that is filed as an exhibit are not necessarily complete, and we refer you to the full text of the contract or other document filed as an exhibit.  A copy of annual, quarterly and special reports and related exhibits and schedules may be inspected without charge at a Public Reference Room maintained by the Securities and Exchange Commission as 100 F Street N.E., Washington D.C. 20549, and copies of such reports may be obtained from the Securities and Exchange Commission upon payment of the prescribed fee.  Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a web site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC.  The address of the site is www.sec.gov.

ITEM 1. BUSINESS

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

The proposed pipeline system has two options for natural gas provision: an interconnection with the established Mayacan system, owned by Gaz de France, and a re-gasification plant located on a port near Punta Venado, Quintana Roo.  We would prefer to build a re-gasification plant utilizing the full capacity of the pipeline to transport imported gas and to become a net provider of gas to the Mayacan pipeline; however, we intend to rely on the existing Mayacan system if, and until all necessary permits are received to proceed with the re-gasification plant. The supply of gas to the proposed pipeline is currently in question because Pemex, the Mexican national oil company, has increased gas re-injection in its oil fields in an effort to increase oil production, thus decreasing the amount of gas available for distribution through the Mayacan system.  This action has intensified the need for the re-gasification plant and storage facility.  The joint-venture companies are aggressively pursuing an acceptable LNG arrangement with the major LNG supply companies around the world.  The joint-venture companies continue to work on the preparation and submission of permits, but the main focus is working closely with the relevant government authorities to procure a long-term LNG supply contract.  The engineering and tender preparation is performed by the joint ventures. The joint ventures will also act as the overall project management company.

Preliminary engineering for the pipeline project has commenced; however, because of the lack of available natural gas noted above,   procurement for the pipeline project is not expected to commence until at least mid-2010 and construction would then require approximately one year.

As of August 31, 2009, we have made gross contributions of $1,951,210 to the joint ventures made up of $1,263,985 in cash and 935,000 shares of our restricted common stock valued at $687,225 to finance the projects.  In consideration of our ownership of a 24% interest in Fermaca Gas and Fermaca LNG, we have agreed to pay 12% of the construction expenses incurred by Yaax and SIIT Energy.  On June 8, 2009 the Company entered into an agreement between the Company and its joint venture partner to sell our joint venture interests, as reported below under Sale of Joint Venture Interests, for $1,000,000 to be paid over fifteen months without interest. The Company recorded an impairment in the value of the investment at May 31, 2009, reducing the investment to its estimated discounted value of $940,240. After the sale of the joint venture interests is completed, the Company will attempt to locate new oil and gas projects in which to participate.  On November 12, 2009, the Company was asked by its joint venture partner to extend the closing date again which management has chosen not to do.  The closing date in now uncertain, therefore the sale may not occur.

CORPORATE HISTORY

The Company was incorporated in the State of Nevada on September 19, 2003. The Company is a development stage company as defined by Statement of Financial Accounting Standard Codification Section 915-10-20. Initially, we were engaged in the acquisition and exploration of mining properties. However, with the acquisition of the joint ventures, we changed our focus to an investor in pipeline and LNG regasification projects. On March 2, 2006, we amended our articles of incorporation to reflect a name change from Stonechurch, Inc. to Gulf United Energy, Inc.

GENERAL

Our address is P.O Box 22165; Houston, Texas 77227-2165 and our telephone number is 713-893-3543. We maintain a web site at www.gulfunitedenergy.com. You may access and read our SEC filings through the SEC's web site (http:www.sec.gov). This site contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC.

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

CUSTOMERS

We anticipate that principal customers for the joint ventures will be two power plants operated by Comisin Federal de Electricidad (“CFE”), Mexico’s state-run power company, that are located in nearby Nizuc and Cancun.  CMGN has had extensive discussions with CFE regarding the supply of natural gas to these power plants and CFE has indicated that they would be interested in generating power with natural gas. Both power plants are capable of using natural gas and fuel oil without modification.

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

EMPLOYEES

As of August 31, 2009, we have no full-time employees.  We utilize consultants to perform day-to-day operational and administrative functions and as advisors.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since inception.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

ITEM 1A.  RISK FACTORS

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

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

We have incurred annual operating losses since our inception. As a result, at August 31, 2009, we had an accumulated deficit of $2,053,644. We have no revenue and do not anticipate receiving revenue because we are negotiating the sale of our joint venture interests in the pipeline and LNG companies.  We expect that our operating expenses will continue at a somewhat reduced level as the company searches for new joint venture projects.  As a result of these continued expenses, we will need to generate revenues or will have to raise additional funds through increased debt or equity investors. We expect continued losses in fiscal 2010 and thereafter until projects, which have not yet been identified or acquired, generate cash flow.

WE HAVE A LIMITED CASH AND LIQUIDITY POSITION AND WILL NEED TO RAISE ADDITIONAL FUNDS TO FUND OPERATIONS

As of August 31, 2009, we had cash and cash equivalent balances of $516. The Company has loans from shareholders and related parties which total $2,181,274.  We will need to raise substantial funds to fulfill our commitments for fiscal year 2010. Moreover, we anticipate that we will need additional capital in the future to expand our business operations. This amount will depend on the particular projects in which we may invest.  We have historically financed our operations through private debt financing from one of the Company’s shareholders.  We do not have any credit facilities available with financial institutions, shareholders or third party investors.  As such, there is no assurance that we can raise additional debt or capital from external sources.   We have new shareholder cash in the amount of $145,000 for 14,500,000 of our unregistered, restricted common shares.  This offering has not yet closed and will not close until the latter part of December. The failure to raise additional funds could cause us to sell assets, curtail or cease our operations.

IF WE DO NOT SELL OUR JOINT VENTURE INTERESTS AS EXPECTED AND CANNOT OBTAIN ADDITIONAL FINANCING, WE WILL NOT BE ABLE TO FUND OUR JOINT VENTURE OBLIGATIONS AND WILL BE AT RISK OF BREACHING OUR JOINT VENTURE AGREEMENT

Our current operating funds are less than necessary to fund our current operating expenses or our equity participation in the Mexican pipeline and re-gasification facility joint venture projects or any other ventures.  We have already funded $1,263,985 in cash and 935,000 shares of our common stock then valued at $687,225, but in order to fund our continued interest in these projects, we will need to fund an additional $16,800,000 for our portion of the pipeline joint venture costs and significantly more funding (not yet quantified) for the re-gasification and storage facility. The Company recorded an impairment in the value of the investment at May 31, 2009, reducing the cost value of this investment.  We will require additional funding in order to meet these and other commitments, including the routine costs to operate our business. We do not currently have any arrangements for this financing.  Obtaining additional financing will be subject to a number of factors, including investor acceptance of our business plan and general market conditions.  These factors may cause the timing, amount, terms or conditions of additional financing to be unfavorable or unavailable to us. Failure to raise this funding will cause us to be in breach of the joint venture agreement which may cause the joint venture to terminate.

IF WE DO NOT SELL OUR JOINT VENTURE INTEREST AS EXPECTED AND IF OUR JOINT VENTURE PARTNER FAILS TO RAISE THE ADDITIONAL FUNDS REQUIRED TO FINANCE JOINT VENTURE OPERATIONS, THE JOINT VENTURE PROJECTS WILL BE DELAYED OR COULD BE DISCONTINUED

The pipeline project will require an estimated $140,000,000 to complete permitting, engineering and construction.  Our joint venture partner’s share of this is an estimated $123,200,000.  The majority of these funds will be required after the permitting process is complete through the end of the construction period of about one year. While the joint venture has expended funds on permitting for the re-gasification facility and storage, the amount of funds required and the timing of this project can not yet be estimated.  The failure to raise the additional funding required would be a breach of the joint venture agreement and would cause the joint venture to terminate or could lead to the loss or sale of joint venture assets by our joint venture partner.

IF WE HAVE TO RAISE ADDITIONAL CASH THROUGH THE SALE OF EQUITY CAPITAL, THIS WILL DILUTE EXISTING SHAREHOLDERS

One possible source of future funds to the Company is through the sale of equity.  Any sale of new common shares will result in dilution of existing shareholders, which will result in a further decrease in share value. Subsequent to year end, the Company prepared a placement for the sale of common shares at $0.01 per share. As of the time of this filing, we have cash for the purchase of an additional 14,500,000 unregistered, restricted common shares for a total of $145,000.  This placement has not yet closed and could include additional shares. The only other anticipated alternative for the financing of our joint venture acquisition and development cost is through debt financing; however, we do not have any commitments from third parties to provide such financing and we do not believe that debt financing is a viable option.

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

We have incurred losses since our inception resulting in an accumulated deficit of $2,053,644 at August 31, 2009.  Further losses are anticipated in developing our business. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and to obtain the necessary financing and equity to meet our obligations and repay our liabilities arising from normal business operations when they come due. If we cannot raise funds to meet our obligations, we will become further insolvent and will cease business operations.

IF WE FAIL TO SELL OUR JOINT VENTURE INTERESTS AS EXPECTED AND WE ARE UNABLE TO OBTAIN THE NECESSARY PERMITS FOR CONSTRUCTION OF THE NATURAL GAS PIPELINE OR THE LNG RE-GASIFICATION AND STORAGE FACILITY IN MEXICO, OUR BUSINESS PLAN WILL BE IMPOSSIBLE TO ACHIEVE

Prior to commencing construction of the natural gas pipeline between Valladoloid, Cancun and Punta Venado and the LNG re-gasification plant, we must obtain various permits from the Mexican government or Mexican governmental agencies. There is no guarantee that we will receive these permits upon submission.  While we have obtained some approvals, if we do not obtain all permits, the joint ventures will not be allowed to construct the proposed pipeline or the regasification and storage facility.  Consequently, it would be likely that the joint ventures would terminate and our investment in the projects would become worthless.

THE TERMS OF OUR DEBT OBLIGATION TO ONE SHAREHOLDER SUBJECTS US TO THE RISK OF FORECLOSURE ON SUBSTANTIALLY ALL OF OUR ASSETS

As of August 31, 2009, the outstanding balance of the secured loan to one shareholder of the company is $2,154,700. To assure payment of the amounts owed to this shareholder, we have granted a security interest in our joint venture investments.  A default on our obligations would subject us to foreclosure by the shareholder unless we were able to repay the amount due.  Foreclosure would have a material adverse effect on our financial condition. Further, we may not have sufficient funds to repay the shareholder when the obligations become due. We are not required to establish a sinking fund for the repayment of our debt; accordingly, we may be required to obtain funds to repay the shareholder either by refinancing or through the issuance of additional equity or debt securities. We may be unable to obtain the funds needed to repay our obligations from any source on favorable economic terms or at all which will result in foreclosure on our joint venture interests by our shareholder.  This debt is due December 17, 2009.  At this time, the Company does not have the resources to partially or fully pay this note payable; therefore, management anticipates that the note will be extended.

THE MARKET PRICE OF OUR COMMON STOCK IS VERY VOLATILE AND THE VALUE OF YOUR INVESTMENT IS SUBJECT TO SUDDEN DECREASES

The trading price for our common stock has been, and we expect it to continue to be volatile. More specifically, the closing bid price of our stock has fluctuated between $0.04 per share and $0.20 per share since September 1, 2008. The price at which our common stock trades depends upon a number of factors; including, our historical and anticipated operating results and general market and economic conditions which are beyond our control. Factors, such as fluctuations in our financial and operating results, could also cause the market price of our common stock to fluctuate substantially. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Further, during periods of stock market price volatility, share prices of many companies have fluctuated in a manner not necessarily related to their operating performance; accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

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

BECAUSE THE CURRENT MARKET PRICE OF NATURAL GAS IS LOW BY HISTORICAL STANDARDS, THE FINANCIAL VIABILITY OF OUR JOINT VENTURE PROJECTS IS MORE DIFFICULT TO PROJECT

For the joint venture projects to be economically viable and to earn a reasonable return on the investment required, we would prefer natural gas prices to be higher rather than lower.  Higher prices obviously will lead to higher returns and a faster payback of invested capital.  However, it would require a very low natural gas price sustained over an unusually long period for the joint venture projects to become economically unviable.

THE GLOBAL RECESSION MEANS THAT DEMAND MAY BE LOWER FOR NATURAL GAS AND THIS MAY MAKE IT MORE DIFFICULT TO RAISE NEW CAPITAL TO COMPLETE CONSTRUCTION

In general, if economic activity is depressed, demand for natural gas will be lower leading to potentially lower revenues for the joint venture projects upon completion which at this time is in question.  In addition, times of economic slowdown lead to uncertainty and may lead to a reduction of potential investors and/or difficulty in raising debt financing.

IF THE SALE OF THE JOINT VENTURE INTERESTS IS COMPLETED, THE COMPANY WILL NEED TO FIND OTHER INVESTMENT OPPORTUNITIES IN WHICH TO INVEST TO GENERATE REVENUE AND INCOME.

Management has been pursuing new upstream and downstream oil and gas opportunities, but has not yet been able to consummate an appropriate investment.  The search for new projects will continue in earnest, but if no new projects can be found, we may have to curtail or cease Company operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  DESCRIPTION OF PROPERTY

During the year ended August 31, 2009, our principal offices were located in Houston, Texas, pursuant to a short-term lease believed to reflect market rates and terms:
Location	Function	Size (square feet)	Approximate Monthly lease payment
Houston, TX	Gulf United Energy Inc. Corporate Headquarters	2,948	$5,100

This lease has expired and we are currently in the process of relocating our executive offices.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.  The Company has entered into an agreement for the sale of its joint venture interests which, if finalized, will be subject to shareholder approval.

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

The following table sets forth the high and low closing prices of our common stock traded on the OTC Electronic Bulletin Board during the fiscal years ended August 31, 2009 and 2008:

YEAR 2009		High	Low
	Quarter ended August 31, 2009	$0.15	$0.06
	Quarter ended May 31, 2009	$0.14	$0.06
	Quarter ended February 28, 2009	$0.20	$0.06
	Quarter ended November 30, 2008	$0.25	$0.04
YEAR 2008
	Quarter ended August 31, 2008	$0.34	$0.12
	Quarter ended May 31, 2008	$0.56	$0.28
	Quarter ended February 29, 2008	$1.02	$0.30
	Quarter ended November 30, 2007	$0.73	$0.40

Additional Information Describing Securities
For additional information regarding our securities, you may view our Articles of Incorporation and By-laws which are available for inspection at our offices or which can be viewed through the EDGAR database as www.sec.gov as exhibits to the registration statement on Form SB-2.  You may also choose to review applicable statutes of the state of Nevada for a description concerning statutory rights and liabilities of shareholders.

Reports to Shareholders
The Company will furnish to holders of our common stock, annual reports containing audited financial statements examined and reported upon, and with an opinion expressed by, an independent registered public accounting firm.  It may issue other unaudited interim reports to our shareholders as it deems appropriate.

Security Holders
At August 31, 2009 there were 26,350,000 shares of our common stock outstanding, which were held by 31 shareholders of record. The registration of shares by selling shareholders is discussed in detail in our prospectus which you may view at www.sec.gov or which you may request from the Company.  The Company is authorized to issue up to 200 million shares of common stock with a par value of $0.001.  Its stock has the following characteristics:

(i)
Voting Rights – Each of our shareholders of common stock is entitled to one vote for each share held of record on all matters submitted to the vote of stockholders, including the election of directors. All voting is non-cumulative, which means that the holders of fifty percent (50%) of the shares voting for the election of the directors can elect all the directors.  The Board of Directors may issue shares of previously authorized but unissued stock for consideration without stockholder action.

(ii)
Dividend Rights – The holders of outstanding shares of stock are entitled to receive dividends out of assets legally available at such times and in such amounts as the Board of Directors may determine to be in the best interests of the shareholders.

(iii)	Liquidation Rights – Upon liquidation, the holders of the common stock are entitled to receive pro rata all of the assets available for distribution to common shareholders.

(iv)	Preemptive Rights – Holders of common stock are not entitled to preemptive rights.

(v)	No conversion rights, redemption rights of sinking fund rights exist for holders of common stock.

No material potential liabilities are anticipated to be imposed on stockholders under state statutes.  Certain Texas and/or Nevada regulations, however, require regulation of beneficial owners of more than 5% of the voting securities.  Stockholders that fall into this category, therefore, may be subject to state regulation and compliance requirements.

STOCKHOLDERS

As of November 1, 2009, there were approximately 31 holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales or issuances of common shares fiscal 2009. The Company did not make any common stock repurchases during fiscal 2009.  Subsequent to year-end, an offering was prepared for the sale of new common shares at $0.01 per share.  To date, we have cash for 14,500,000 unregistered, restricted common shares; additional shares could be sold and the placement will not close until after the date of this filing.

ITEM 6.  SELECTED FINANCIAL DATA

SUMMARY RESULTS OF OPERATIONS

YEAR ENDED AUGUST 31, 2009, COMPARED TO YEAR ENDED AUGUST 31, 2008
($ in Thousands)
	2009	2008
Revenue	$-	$-

Office and other	5	10
Professional fees	86	137
Consulting	-	-
Rent and lease expense	51	60
Travel	-	-
Shareholder loan and other interest	201	171
Impairment loss	1,011	-
	1,354	378
Net(Loss) for the year	$(1,354)	$(378)

The Company incurred a net loss of $1,354,000 for the year ended August 31, 2009 which is $976,000 higher than the net loss of $378,000 in 2008.  The higher loss was due primarily to the significant impairment loss as well as increased interest expense associated with greater borrowings in fiscal 2009.

OPERATING EXPENSES

The following table sets forth summarized operating expense information for the years ended August 31, 2009 and 2008:
($ in Thousands)
	2009	2008	$ Change
Office and other	$5	$10	$(5)
Professional fees	86	137	(51)
Consulting	-	-	-
Rent and lease expense	51	60	(9)
Travel	-	-	-
Total Operating Expenses	$142	$207	$(65)

For the year ended August 31, 2009, operating expenses decreased $65,000 or 31%, as compared to the year ended August 31, 2008. The decrease occurred primarily due to: (i) the $51,000 decrease in professional fees which includes accounting and legal fees and a $9,000 decrease in rent and lease expense.

NET LOSS

For the twelve months ended August 31, 2009, our net loss was $1,354,000 compared to a loss of $378,000 for the twelve months ended August 31, 2008. The increase in the loss for the twelve months ended August 31, 2009 as compared to the twelve months ended August 31, 2008 was attributable to a significant impairment loss amounting to $1,011,000, the $30,000 increase for interest expense to a shareholder related to financing the joint ventures and operating costs as well as the changes in operating expenses noted above.

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS

For the twelve months ended August 31, 2009, our net loss per share was $0.05 compared to a loss of $0.01 for the twelve months ended August 31, 2008.

CASH FLOWS

The Company's operating activities decreased net cash used by operating activities to $70,875 in the year ended August 31, 2009, compared to net cash used of $160,835 in the year ended August 31, 2008.

The Company's financing activities provided net cash proceeds of $69,200 in the year ended August 31, 2009, compared to $161,000 cash provided in the year ended August 31, 2008. The cash provided in the twelve months ended August 31, 2009 and 2008, was provided by shareholder advances.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Management Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the other sections of this annual report on Form 10-K, including the financial statements.

Plan of Operation – (See Financial Statement Note 1 – Sale of joint venture interest)

On June 8, 2009, the Company entered into an agreement with its joint venture partner to sell its interest in the joint venture projects to the partner for $1,000,000 that will be paid over a period of 15 months beginning at the closing, which was scheduled for mid- to late-August 2009 (See Financial Statement Note 1 – Sale of Joint Venture Interests).  The proceeds from this possible sale may be used to pay accounts payable, reduce the Company’s debt and for other investments and other operating expenses.  Due to delays in completing transaction paperwork, the closing has been extended several times and the timing is now uncertain.    On November 12, the Company was asked to sign an additional extension of the time to close the sale transaction.  Management has chosen not to sign in the hope that we can either: 1) force the transaction to close, 2) improve the terms of the transaction, or 3) possibly keep the ownership interest which management believes could have a higher value than what has been agreed.

We have recently entered into a tentative letter agreement in which the Company would own a 25% interest in the development of Block CPO-4 in the Llanos Basin of Colombia.  If a definitive agreement is signed, the Company would be liable for a share of an unknown amount of expenses proportionate with its ownership interest.  The Company may issue additional shares in support of this investment.  In addition, the Company has offered new shares at $0.01 per share to potential new investors and has received funds in the amount of $145,000 to date; however, there has been no closing on new shares and a closing will not occur until as least the latter part of December.

As of August 31, 2009, we have contributed $1,951,210 to the joint ventures made up of $1,263,985 in cash and 935,000 shares of our restricted common stock then valued at $687,225 to finance the projects.  In consideration for acquiring a 24% interest in Fermaca Gas and Fermaca LNG, we agreed to pay 12% of the costs incurred by Yaax and SIIT Energy (Yaax and SIIT Energy are the operating companies that will build and operate the proposed pipeline and LNG projects, respectively).

We have not earned any revenues during the period from inception through August 31, 2009. The design of the proposed open access natural gas pipeline between Valladolid, Cancun and Punta Venado and a proposed LNG regasification and storage facility are not yet completed as construction has not yet commenced; accordingly, we currently do not have any revenue generating operations. The Company has been unable to obtain updated detailed information related to the completion of the joint venture projects; however, based on the audited financial statements of the joint venture entities, it appear that little activity has occurred over the past 12 to 15 months.  We have not attained profitable operations and are, therefore, dependent upon obtaining additional debt or equity financing. If we are unable to sell our joint venture interests or obtain additional financing, there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At August 31, 2009, the Company has current assets of $516, current liabilities of $2,282,225, and a working capital deficit of $2,281,709.  Other than a stockholder loan totaling $2,154,700, which is secured by substantially all of the Company’s assets and $26,574 in loans payable to related parties, the Company has no other credit facilities.  To date, we have cash of $145,000 for the sale of our unregistered, restricted common shares in a private placement.  The Company has no other sources of financing and will continue to rely on borrowings from its stockholder and other third parties best efforts financings. However, there are no commitments from this stockholder or assurance that its stockholder or other third parties can or will continue to fund our cash needs.  In the event that the Company does not sell its joint venture interests and fails to extend the stockholder loan and/or to borrow additional funds thereunder, these events will likely result in the Company transferring the investment in the joint venture projects to repay this debt or forfeiting its interests in the projects to its joint venture partner.  Our auditors have issued a going concern opinion for our financial statements due to their substantial doubt about our ability to continue as a going concern.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations as of August 31, 2009 (assuming that the sale of joint venture interests is not consummated) consist of obligations under our joint venture agreement amounting to approximately $16,800,000 for the pipeline project and a greater amount for the LNG re-gasification and storage facility which are uncertain as to the exact amount and timing, but are estimated to be less than $20,000 for the fiscal year ending August 31, 2010 unless permitting is completed and a long-term LNG supply contract is signed.  Under those circumstances, we could be called on to contribute significant funds, for which we have no sources, to cover our share of costs.

OFF-BALANCE SHEET ARRANGEMENTS

As of August 31, 2009 and 2008, the Company did not have any off-balance-sheet arrangements.

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

COMPUTER EQUIPMENT

Computer Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The costs associated with normal maintenance, repair, and refurbishment of equipment are charged to expense as incurred. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized as income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deductions are made for retirements resulting from renewals or betterments.

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

COMPREHENSIVE LOSS

FASB Codification Section 220-10-15 establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. At August 31, 2009 and 2008, and the years then ended, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

ASSET RETIREMENT OBLIGATIONS

The Company has adopted FASB Codification Section 410-20-15, “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depreciated, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists. Accordingly, no liability has been recorded.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Gulf United Energy Inc.

We have audited the accompanying balance sheets of Gulf United Energy, Inc. (A Development Stage Enterprise) as of August 31, 2009 and 2008 and the related statements of operations, changes in shareholders' equity (deficiency), and cash flows for the years ended August 31, 2009 and 2008, and the cumulative period September 1, 2006 through August 31, 2009 as reflected on the accompanying financial statements in the cumulative period from inception (September 19, 2003) to August 31, 2009. The cumulative period from September 19, 2003 through August 31, 2006 was audited by other auditors who expressed an unqualified opinion on the Company’s financial statements and on the cumulative period September 19, 2003 through August 31, 2006, and expressed substantial doubt regarding the Company’s ability to remain a going concern. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gulf United Energy, Inc. (a Development Stage Enterprise) at August 31, 2009 and 2008, and the results of its operations, changes in shareholders’ equity (deficiency) and cash flows for each of the years ended August 31, 2009 and 2008, and the period from inception to August 31, 2009 in conformity with generally accepted accounting principles in the United States.

As more fully described in Note 1 to the accompanying financial statements (Sale of Joint Venture Interests), the Company during fiscal 2009 entered into an agreement with its joint venture partner to sell to the partner the Company’s investment in joint venture projects which at the time had a cost basis of $1,951,210.  Because the contemplated sales price of this asset was substantially below the cost basis reflected on the Company’s balance sheet, the Company recorded an impairment of this investment by writing off to expense $1,010,970 of its value to reflect management’s estimate of the discounted fair value of this asset.  As more fully discussed in Note 1, the sale may not occur.  Should the sale not occur, the Company does not have the resources to continue to fund its share of required advances and, therefore, may lose its investment in the joint venture projects and may not receive anything in return.

As more fully described in Note 6 to the accompanying financial statements (Loans Payable), the Company is obligated to one of its shareholders in the amount of $2,154,700 for which full payment is due December 17, 2009. Because the Company does not have the resources to partially or fully pay this obligation, it is anticipated that the due date will again be extended on or prior to its December due date. Should the note not be extended or liquidated, the Company can fully liquidate the obligation by assigning its ownership rights in its investment in joint venture projects to the shareholder.

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

//S//   HARPER & PEARSON COMPANY, P.C.

Houston, Texas
December 14, 2009

GULF UNITED ENERGY, INC.
(A Development Stage Company)

BALANCE SHEETS
	August 31,	August 31,
	2009	2008
ASSETS
Current Assets
Cash	$516	$2,191
Pre-paid expenses	-	4,968
Deposits	-	7,500
Total Current Assets	516	14,659

Computer Equipment at cost	3,300	3,300
Less: Accumulated Depreciation	(2,200)	(1,100)
Net computer equipment	1,100	2,200

Advances to and investment in joint venture projects (Note 3)	940,240	1,951,210

Total Assets	$941,856	$1,968,069

LIABILITIES
Current
Accounts payable and accrued liabilities	$100,951	$43,824
Loans payable related parties (Note 6)	26,574	26,574
Stockholder loan payable and accrued interest (Note 6)	2,154,700	1,884,274

Total Liabilities	2,282,225	1,954,672

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock
Authorized:
200,000,000 shares with a par value of $0.001
Issued and Outstanding:
26,350,000 shares as of August 31, 2009 and August 31, 2008	26,350	26,350
Additional paid-in capital	686,925	686,925
Deficit Accumulated During The Development Stage	(2,053,644)	(699,878)
Total Stockholders' Equity (Deficiency)	(1,340,369)	13,397

Total Liabilities and Stockholders' Equity (Deficiency)	$941,856	$1,968,069

The accompanying notes are an integral part of these financial statements.

GULF UNITED ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008
AND FOR THE PERIOD FROM INCEPTION TO AUGUST 31, 2009

	Years Ended August 31,		Period From Inception Through
	2009	2008	August 31, 2009

Revenue	$-	$-	$-

Expenses:
Office and sundry	183	383	15,383
Depreciation Expense	1,100	1,100	2,200
Professional fees	86,270	136,757	326,224
Consulting	-	-	10,455
Rent and lease expense	51,295	60,380	129,696
Public relations	320	-	1,265
Travel	-	-	14,213
Utilities	2,350	8,790	14,871
Stockholder loan and other interest	201,278	170,629	516,193
Total expenses	342,796	378,039	1,030,500
Operating Loss	(342,796)	(378,039)	(1,030,500)

Other Income and Expense
Impairment loss	1,010,970	-	1,010,970
Gain on settlement of debt	-	-	(3,333)
Loss from continuing operations	(1,353,766)	(378,039)	(2,038,137)

Loss from discontinued operations	-	-	(15,507)
Net Loss	$(1,353,766)	$(378,039)	$(2,053,644)

Basic And Diluted Loss per share
from continuing operations	$(0.05)	$(0.01)	$(0.08)

Basic And Diluted Loss per share
from discontinued operations	$(0.00)	$(0.00)	$(0.00)

Basic And Diluted Net Loss per share	$(0.05)	$(0.01)	$(0.08)

Weighted Average Number of Shares Outstanding	26,350,000	26,350,000	24,957,519

The accompanying notes are an integral part of these financial statements.

GULF UNITED ENERGY, INC.
      (A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008
AND FOR THE PERIOD FROM INCEPTION THROUGH AUGUST 31, 2009

			Period From
			Inception
	Twelve Months Ended		(September 19, 2003)
	August 31,	August 31,	Through
	2009	2008	August 31, 2009
Cash Flows From Operating Activities
Net loss for the period	$(1,353,766)	$(378,039)	$(2,053,644)
Depreciation Expense	1,100	1,100	2,200
Accrued interest added to stockholder loan	201,226	170,374	515,515
Non-cash portion of interest expense	-	-	3,333
Gain on settlement of debt	-	-	(3,333)
Impairment of investment in joint venture projects	1,010,970	-	1,010,970
Adjustments to reconcile net loss to net cash used by
operating activities:
Pre-paid expenses	4,968	4,985	-
(Increase) decrease in deposits	7,500	15,000	-
Accounts payable and accrued liabilities	57,127	25,745	100,951
Net Cash Used By Operating Activities	(70,875)	(160,835)	(424,008)

Cash Flows From Investment Activities
Capital Expenditures	-	(300)	(3,300)
Advances to and investment in joint venture projects	-	-	(250,000)
Net cash used by investing activities	-	(300)	(253,300)

Cash Flows From Financing Activities
Capital stock issued	-	-	26,050
Increase in loans payable to related parties	-	-	226,574
Proceeds from stockholder loan payable	69,200	161,000	425,200
Net cash provided by financing activities	69,200	161,000	677,824

Increase/(Decrease) In Cash During The Period	(1,675)	(135)	516

Cash, Beginning Of Period	2,191	2,326	-

Cash, End Of Period	$516	$2,191	$516

Non-Cash Investing and Financing Activities:
Investment advances paid from stockholder loan	$-	$-	$1,263,985

Capital stock issued for investment acquisition	$-	$-	$687,225

Settlement of loan payable by assignment of investment:
Loan payable	$-	$-	$(200,000)
Investment	$-	$-	$200,000

Supplementary Disclosure Of Cash Flow Information:
Cash paid for:
Interest	$52	$-	$475
Income taxes	$-	$-	$-
The accompanying notes are an integral part of these financial statements.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION (SEPTEMBER 19, 2003) TO AUGUST 31, 2009

				DEFICIT
				ACCUMULATED
	COMMON SHARES		ADDITIONAL	DURING THE
		PAR	PAID-IN	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	STAGE	TOTAL
Balance, September 19,
2003 (date of inception)	-	$-	$-	$-	$-

Capital stock issued for cash:
October 2003 at $0.001	2,500,000	2,500	-	-	2,500
November 2003 at $0.005	160,000	160	640	-	800
December 2003 at $0.005	1,400,000	1,400	5,600	-	7,000
June 2004 at $0.01	1,000,000	1,000	9,000	-	10,000
July 2004 at $0.25	23,000	23	5,727	-	5,750
Net loss for the period	-	-	-	(15,880)	(15,880)
Balance, August 31, 2004	5,083,000	5,083	20,967	(15,880)	10,170

Net loss for the year	-	-	-	(16,578)	(16,578)
Balance, August 31, 2005	5,083,000	5,083	20,967	(32,458)	(6,408)

November 10, 2005 Stock
Split Adjustment	20,332,000	20,332	(20,332)	-	-
Net loss for the year	-	-	-	(31,577)	(31,577)
Balance, August 31, 2006	25,415,000	25,415	635	(64,035)	(37,985)

Capital stock issued for investment:
January 2007 at $0.735 per share	185,000	185	135,790	-	135,975
July 2007 at $0.735 per share	750,000	750	550,500	-	551,250

Net loss for the year	-	-	-	(257,804)	(257,804)
Balance, August 31, 2007	26,350,000	26,350	686,925	(321,839)	391,436

Net loss for the year	-	-	-	(378,039)	(378,039)
Balance, August 31, 2008	26,350,000	26,350	686,925	(699,878)	13,397

Net loss for the period	-	-	-	(1,353,766)	(1,353,766)

Balance, August 31, 2009	26,350,000	$26,350	$686,925	$(2,053,644)	$(1,340,369)

The accompanying notes are an integral part of these financial statements

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009

The financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.

1.	NATURE AND CONTINUANCE OF OPERATIONS

Gulf United Energy, Inc. (“the Company”) was incorporated in the State of Nevada, U.S.A., on September 19, 2003. The Company currently has limited operations.  The Company is a development stage company as defined by Statement of Financial Accounting Standards Codification Section 915-10-20.  The Company acquired joint venture interests with a private Mexican company in a proposed natural gas pipeline project and a proposed liquefied natural gas (LNG) regasification and storage facility in Mexico.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $2,053,644 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Subsequent to August 31, 2009, management  prepared a private placement offering of its unregistered, restricted common stock at $0.01 per share. Through December 14, 2009 the Company has sold 14,500,000 shares of unregistered, restricted common stock and has received $145,000 cash for the purchase of shares.  We have not yet closed on the placement. We are attempting to raise additional capital, however, there are no assurances that the Company will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

SALE OF JOINT VENTURE INTERESTS

As reported on the 8K filed June 11, 2009, on June 8, 2009, the Company entered into an agreement with its joint venture partner, Cia. Mexicana de Gas Natural, S.A. de C.V., to sell all of the Company’s shares in Fermaca LNG de Cancun , S.A. de C.V. and Fermaca Gas de Cancun, S.A. de C.V. for a total amount of $1,000,000.  The transaction was expected to close within thirty days with the purchase price paid in six payments:  $200,000 at the close of the transaction, four installments of $150,000 payable three, six, nine and twelve months after the close and a final payment of $200,000 payable at fifteen months after the close of the purchase transaction.  As a result of this anticipated sale, the Company at August 31, 2009 has impaired its advances to and investment in joint venture projects by $1,010,970 to $940,240 to reflect the estimated present value of the anticipated sales price, discounted at 10%.  The closing date of the transaction has been extended several times due to delays in getting transaction documents completed.  On November 12, 2009, the Company was asked to extend the closing date again which management has chosen not to do.  The closing date is now uncertain; therefore, the sale may not occur as discussed herein, and may not occur at all.

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

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that directly affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Impairment of Long-lived Assets

The Company evaluates impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered.  These events include market declines, decisions to sell an asset and adverse changes in the legal or business environment.  If events or circumstances indicate that a long-lived asset’s carrying value may not be recoverable, the Company estimates the future undiscounted cash flows from the asset for which the lowest level of separate cash flows may be determined, to determined if the asset is impaired.  If the total undiscounted future cash flows are less than the carrying amount for the asset, the Company estimates the fair value of the asset through reference to sales data for similar assets, or by using a discounted cash flow approach.  The asset’s carrying value is then adjusted downward to the estimated fair value.  These cash flow estimates and assumptions could change significantly either positively or negatively.  Effective May 31, 2009, the Company recorded an impairment of $1,010,970 in the value for its investment in and advances to joint venture projects to reflect the present value of the expected cash to be recovered in the possible sale of the joint venture interests (see Note 1 – Sale of Joint Venture Interests).

Basic Loss Per Share

The Company is required to provide basic and diluted earnings (loss) per common share information.

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended August 31, 2009 and 2008, there were no potentially dilutive securities issued so diluted net loss per common share equals basic net loss per share.

Concentration

All of the shareholder loan and accrued interest is payable to one shareholder.  This shareholder loan is secured by the Company’s advances to and investment in the joint venture projects.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, now FASB Accounting Standard Codification 855-10-20.  This statement establishes general standards for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This statement is effective for interim or annual periods ending after June 15, 2009, and we adopted it on that date.  This statement is not expected to have any impact on our financial position or results of operations (see note 8).

In June 2009, the FASB issued SFAS No. 166 (now FASB Accounting Standards Codification Section 860-20), Accounting for Transfers of Financial Assets an amendment of FASB SFAS No. 140, which amends the derecognition guidance in SFAS No. 140 and eliminates the exemption from consolidation for qualifying special purpose entities.  This statement has not yet been codified and is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins on or after November 15, 2009.  This statement is not expected to have any impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167 (now FASB Accounting Standards Codification Section 810-10), Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities.  The amendments will significantly affect overall consolidation analysis under FASB Interpretation No. 46(R).  This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009.  This statement is not expected to have any impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of SFAS No. 162.  The Accounting Standards Codification (the “Codification”) will become the source of authoritative U. S. generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption of the Codification to have an impact on the Company’s results of operations, financial position or cash flows.

3.      INVESTMENTS  (See Note 1 – Sale of Joint Venture Interests)

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

Subsequent to August 31, 2006, the Company entered into an amended letter of intent with CMGN whereby the general terms of the initial letter of intent were reinstated. The amended letter of intent acknowledged $1,013,985 had been advanced to CMGN on behalf of the Company, by a Company stockholder, (including the initial advance of $200,000) pursuant to the original letter of intent. In order to earn its 50% in the Gulf United/CMGN Joint Venture, the Company paid an additional $250,000 to CMGN and issued

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2009

935,000 shares of the Company’s restricted stock to CMGN valued at $687,225 following the execution of the joint venture agreements.

The Company has entered into a loan agreement with a stockholder regarding funds advanced on its behalf. The loan is secured by the Company’s equity interest in the joint venture entities, bears interest at a rate of 10% per annum, compounded monthly, and is due in full on December 17, 2009.  At this time, the Company does not have the resources to partially or fully pay this note payable; therefore, management anticipates that the note due date will be extended on or before December 17, 2009. The Company may, at any time, satisfy the loan in its entirety by transferring its interest in the joint venture entities to the lending stockholder.  In connection with the loan agreement, the Company has agreed to pay a finder’s fee to the lending stockholder equal to 8.5% of any revenues the Company receives from the operations of the joint venture projects.

The value of the joint venture investment was impaired in the amount of $1,010,970 and adjusted as of August 31, 2009 to reflect the present value of the agreed sale amount of $1,000,000 as discussed in Note 1 – Sale of Joint Venture Interests. The valuation was completed using level 3 inputs, using a 10% discount rate on funds to be received after closing.

Condensed audited balance sheets for the joint venture entities as of August 31, 2009 are included below and were audited by other auditors:

	Fermaca Gas de Cancun, S.A. de C.V.	Fermaca LNG de Cancun, S.A. de C.V.

Cash	$798	$1,533
Receivables	-	8
Capitilized value added tax	64,992	128,052

Projects in process	5,168,311	2,958,834
Other assets	8,497	3,395

Total Assets	$5,242,598	$3,091,822

Accounts payable	$6,218	$1,595
Income tax withholding	433	396
Minority interest	2,625,601	1,559,881
Total liabilities	2,632,252	1,561,872

Total stockholders' equity	2,610,346	1,529,950

Total Liabilities and Stockholders' Equity	$5,242,598	$3,091,822

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
AUGUST 31, 2009

the natural gas pipeline and the LNG storage and regasification plant.  The Company owns a 24% interest in the joint venture companies and a 12% net interest in the proposed projects shown in the above condensed balance sheets.

As of August 31, 2009, the joint venture partner owned 1,135,00 shares or approximately 4.31% of the Company’s outstanding common shares.

4.  COMMON STOCK

The total number of common shares of stock which the Company shall have the authority to issue is two hundred million (200,000,000) shares with a par value of one tenth of one cent ($.001) per share.

As of August 31, 2009 and 2008, the Company had 26,350,000 shares of its $.001 par value common stock issued and outstanding.

5.  INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has incurred net operating losses totaling $2,053,644 which commence expiring in 2023 if not previously utilized. Pursuant to Accounting Standards Codification Section 740-10, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has been offset by a valuation allowance in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The valuation of the tax loss carryforward and the valuation allowance thereon were as follows:

	August 31, 2009	August 31, 2008
Tax benefit carry forward	$354,509	$237,959
Valuation allowance	(354,509)	(237,959)
	$-	$-

6.	LOANS PAYABLE

Loans payable consist of the following as of August 31, 2009 and 2008:

Short-term
Unsecured loans to related parties	$26,574
Secured loan and interest payable to stockholder	$2,154,700

Two stockholders and former directors of the Company provided loans totalling $26,574.  The loans are non-interest bearing, unsecured and payable upon demand.

The Company has received loans from one stockholder totaling $2,154,700. This amount includes accumulated and unpaid interest of $515,515 as of August 31, 2009.  These funds have been used primarily to purchase an interest in the Mexican joint ventures.  That total loan amount is comprised of: $1,263,985 of advances to the joint ventures, $375,200 used for operating costs and $515,515 of interest.  The loan is secured by the Company’s equity interest in the joint ventures.  The loan bears interest at a rate of 10% per annum and is due December 17, 2009.  At this time, this Company does not have the resources to partially or fully pay this note payable; therefore, management anticipates that the note due will be extended on or before December 17, 2009. The Company may, at any time, satisfy the loan in its entirety by transferring its interest in the joint ventures to the stockholder.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2009

7.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

JOINT VENTURE COMMITMENTS (See Note 1 – Sale of Joint Venture Interests)

As reflected herein, the Company has entered into a joint venture agreement to provide funding currently estimated to be approximately $16,800,000 with respect to the Company's 12% interest in the proposed pipeline project.  Additional amounts will be required to fund the Company’s 12% interest in the proposed LNG storage and re-gasification project. At this time, the Company does not know, and cannot reasonably estimate, its portion of the costs associated with the proposed LNG storage and re-gasification project. Because the Company is solely an investor in the joint ventures and not the operator, management of the Company is currently unable to determine precisely when the funding amounts will become due or the amounts that will be required. However, it is anticipated by management that the amounts due will be paid during the next three fiscal years for the proposed pipeline project and during the next five fiscal years for the proposed LNG storage and re-gasification project.  The Company currently does not have adequate resources available to meet its funding requirements.  Should the Company be unable to fund the required amounts on a timely basis, the joint venture interests may revert to the stockholder who has provided the funding reflected in the accompanying balance sheets as of August 31, 2009 and 2008; or the joint venture interests may be forfeited to the Company’s joint venture partner.

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

8.  SUBSEQUENT EVENTS

Sale of unregistered, restricted shares of common stock

Since the end of fiscal 2009, the Company has received additional capital of about $145,000 (and is attempting to sell additional unregistered, restricted common shares) based on a potential closing and issuance of 14,500,000 unregistered, restricted common shares at $0.01 per share.  This transaction will not close until at least the latter part of December, 2009.

Entry into tentative letter agreement

On October 30, 2009, the Company entered into a tentative letter of intent with SK Energy Co., Ltd to acquire a 25% interest in Block CPO-4 in the Llanos Basin of Colombia.  This agreement is subject to completion of a definitive agreement which is currently being negotiated.  If a definitive agreement is completed, the Company will be required to fund 25% of expenses already incurred (our amount approximately $64,000) and future expenses for drilling new oil and gas wells.  The Company may attempt to issue additional shares to fund some or all of this investment.

Subsequent events through December 14, 2009 have been considered in this report.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Management is responsible for establishing and maintaining adequate control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Management assessed the effectiveness of its internal control over financial reporting as of August 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, have identified the following material weaknesses:

1)
As of August 31, 2009, effective controls over the control environment were not maintained.  Specifically, a formally adopted written code of business conduct and ethics that governs the Company’s employees, officers and director was not in place.  In addition, management has not developed and effectively communicated it accounting policies and procedures.  This has resulted in some inconsistent practices.  Further, the Board of Directors does not have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity-level programs have a potentially pervasive effect across the organization, management has determined that those circumstances constitute a material weakness.

2)
As of August 31, 2009, effective controls over financial statement disclosures were not maintained.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Accordingly, management has determined that these control deficiencies constitute material weaknesses.  Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2009 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO. These material weaknesses have been disclosed to our Board of Directors and we are continuing our efforts to improve and strengthen our control processes and procedures.  Our management and director will continue to work with our auditors to ensure that our controls and procedures are adequate and effective.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None

GULF UNITED ENERGY, INC.
(A Development Stage Company)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our director and executive officers and their ages as of August 31, 2009, are shown below.

Name	Age	Position
Don W. Wilson	62	CEO and Director
David Pomerantz	49	CFO, Treasurer, Secretary

Our director will hold office until the next annual meeting of our shareholders or until his successors is duly elected and qualified.  Our executive officers serve at the pleasure of the Board of Directors.

Mr. Don W. Wilson has acted as our president, chief executive officer and as a sole director since November 2006.  Since October 2001, he has owned and operated a cattle ranch in Crockett, Texas.  From March 1998 to October 2001, Mr. Wilson acted as president and chief operating officer of Odyssea Marine, Inc., a private Houston-based company involved in marine transportation and independent power generation.  From April 1998 to July 2001, he acted as Chairman of the Board of Grant Geophysical, Inc., a public company involved in domestic and international geophysical surveying.  Mr. Wilson is a graduate of Sam Houston State University with a Bachelor of Science degree and a Master of Science degree.

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

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT; NOMINATING DIRECTORS

Our sole director is not independent as defined by Rule 10A-3 of the Exchange Act.  The entire board compromises the Company’s Audit and Nominating Committee. The Company does not have an “Audit Committee Financial Expert” as a member of its audit committee. The Company does not have available any person with the requisite background and experience, nor has the Company been able to attract anyone to its Board with the requisite background.  We have not adopted any procedures regarding security holders’ nominating directors.

The Audit Committee of the Board currently consists of the entire Board, but it is expected that the Audit Committee will be constituted to consist of at least two non-employee directors. The Audit Committee selects an independent public accounting firm to be engaged to audit our financial statements, discusses with the independent auditors their independence, reviews and discusses the audited financial statements with the independent auditors and management and recommends to our Board of Directors whether the audited financials should be included in our Annual Reports to be filed with the SEC.

Upon the constitution of the Audit Committee, it is expected that all of the members of the Audit Committee will be non-employee directors who: (1) meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act; (2) did not participate in the preparation of our financial statements or the financial statements of the Company; and (3) are able to read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement. The board has determined that its sole director does not qualify as an audit committee financial expert as defined in Item 407(d) of Regulation S-B.

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

Based on our review of the copies of such forms we received, we believe that during the fiscal year ended August 31, 2009 all such filing requirements applicable to our officers and director were complied with, except we failed to file Form 3’s for Don Wilson.

CODE OF ETHICS

As of the end of fiscal year 2009, the Company had not established a Code of Business Conduct and Ethics; however, we have adopted a Code of Ethics and Whistleblower policy as of December 14, 2009 with this filing (See Exhibit 14.1 and Exhibit 14.2).

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for our named executive officers as of the fiscal years ended August 31, 2009 and August 31, 2008.

Summary Compensation Table
Name and Principal Position	Year	Salary And Consulting Payments ($)	Bonus ($)	Stock Awards ($)	Stock Option Awards ($)	All Other Compensation ($)	Total ($)

Don Wilson	2009	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2008	-0-	-0-	-0-	-0-	-0-	-0-

David Pomerantz	2009	25,388	-0-	-0-	-0-	-0-	25,388
CFO, Treasurer Secretary	2008	36,016	-0-	-0-	-0-	-0-	36,016

Our chief executive officer and director is not currently compensated for his services other than through reimbursement for expenses.  Our chief financial officer is compensated through a contract with Clear Financial Solutions, Inc. (CFS).  In fiscal 2009 and 2008, CFS billed a total of $25,388 and $36,016, respectively, for contract CFO services.  We do not have any employment agreements with our officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at December 4, 2009 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) our director, (iii) our executive officers, and (iv) by our director and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Named Executive Officers and Directors:
Don Wilson	2,000,000	7.59%
David Pomerantz	-0-	-0-
All directors & executive officers as a group (2 persons)	2,000,000	7.59%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Two shareholders and former directors, Brian McKay and Bruno Fruscalzo, have loaned $15,172 and $11,402 to us respectively. These loans are unsecured, non-interest bearing, have no fixed terms of repayment and are due upon demand.  One shareholder has loaned the company $2,154,700, including accrued interest, secured by the Company’s interest in the joint ventures as noted above.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal years ended August 31, 2009, and August 31, 2008, the aggregate fees billed by our principal accountants, Harper Pearson Company, P.C. for the audit of year-end financials and review of our quarterly financials and required SEC filings and by Solloa, Tello de Meneses y Cia, S.C. for the audit of our joint venture companies were as follows:

	Fiscal year ended	Fiscal year ended
	August 31, 2009	August 31, 2008

Audit fees	$44,347	$85,898
Audit-related fees	-0-	-0-
Tax fees	2,322	5,439
All other fees	-0-	-0-

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and the review of the financial statements included in each of our quarterly reports on Form 10-Q.  Tax fees consist of fees for professional services rendered in connection with preparation and filing of our federal income tax returns.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee’s policy, pre-approval is provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

Part IV

Item 15.  EXHIBITS

*3.1	Articles of Incorporation

*3.2	Amendments to Articles of Incorporation

*3.3	Bylaws

**10.1	Amended Loan Agreement

***10.2	Letter agreement between Gulf United Energy, Inc. and Cia. Mexicana de Gas Natural, S.A. de C.V.

****10.3	Joint Venture Agreement

14.1	Code of Ethics

14.2	Whistleblower Policy

31.1	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to Form SB-2 filed on December 23, 2004.

**Incorporated by reference to Form 8K filed on December 3, 2009.

*** Incorporated by reference to Form 8K filed on June 11, 2009.

**** Incorporated by reference to our Form 8-K filed on July 18, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gulf United Energy, Inc.

/S/ DON WILSON
___________________________
Don Wilson, President and C.E.O.
(Principal Executive Officer)

DATED:  December 14, 2009

/S/ DAVID POMERANTZ
___________________________
David Pomerantz, CFO
Principal Financial Officer and
Principal Accounting Officer

DATED:  December 14, 2009