Form 10-Q
period 2009-11-30
Gulf United Energy, Inc.
filed 2010-01-20
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

 As of January 15, 2010, there were approximately 26,350,000 shares of $0.001 par value common stock issued and outstanding.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

GULF UNITED ENERGY, INC.
(A Development Stage Company)

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST QUARTER
FINANCIAL STATEMENTS

November 30, 2009
(Unaudited)

GULF UNITED ENERGY, INC.
(A Development Stage Company)

BALANCE SHEETS

	November 30,	August 31,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$119,491	$516
Total Current Assets	119,491	516

Fixed Assets	3,300	3,300
Less: Accumulated Depreciation	(2,475)	(2,200)
Net Fixed Assets	825	1,100

Interest in joint venture projects (Note 3)	940,240	940,240

Total Assets	$1,060,556	$941,856

LIABILITIES
Current
Accounts payable and accrued liabilities	$110,588	$100,951
Loans payable related parties (Note 6)	26,574	26,574
Shareholder loan payable and accrued interest (Note 6)	2,209,301	2,154,700

Total Liabilities	2,346,463	2,282,225

Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock
Authorized:
200,000,000 shares with a par value of $0.001
Issued and Outstanding:
26,350,000 shares as of November 30, 2009 and August 31, 2009	26,350	26,350
Common Stock Subscribed (12,000,000 shares par value $.001)	12,000	-
Additional paid-in capital	794,925	686,925
Deficit Accumulated During The Development Stage	(2,119,182)	(2,053,644)
	(1,285,907)	(1,340,369)

Total Liabilities and Stockholders' Equity (Deficiency)	$1,060,556	$941,856

The accompanying notes are an integral part of these financial statements.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
			Inception
	Three Months Ended		(September 19, 2003)
	November 30		through
	2009	2008	November 30, 2009

Revenue	$-	$-	$-

Expenses:
Office and sundry	37	45	15,420
Business License and Fees	1,910	-	1,910
Depreciation Expense	275	275	2,475
Professional fees	8,727	8,775	334,951
Consulting	-	-	10,455
Rent and lease expense	-	15,594	129,696
Public relations	-	320	1,265
Travel	-	-	14,213
Utilities	435	438	15,306
Shareholder loan and other interest	54,154	47,571	570,347
Total expenses	65,538	73,018	1,096,038
Operating Loss	(65,538)	(73,018)	(1,096,038)

Other Income and Expense
Impairment loss	-	-	1,010,970
Gain on settlement of debt	-	-	(3,333)
Loss from continuing operations	(65,538)	(73,018)	(2,103,675)

Loss from discontinued operations	-	-	(15,507)
Net Loss	$(65,538)	$(73,018)	$(2,119,182)

Basic And Diluted Loss per share
from continuing operations	$(0.00)	$(0.00)	$(0.08)

Basic And Diluted Loss per share
from discontinued operations	$(0.00)	$(0.00)	$(0.00)

Basic And Diluted Net Loss per share	$(0.00)	$(0.00)	$(0.08)

Weighted Average Number of Shares Outstanding	26,350,000	26,350,000	25,014,521

The accompanying notes are an integral part of these financial statements.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Inception
	Three Months Ended		(September 19, 2003)
	November 30,	November 30,	Through
	2009	2008	November 30, 2009
Cash Flows From Operating Activities
Net loss for the period	$(65,538)	$(73,018)	$(2,119,182)
Depreciation Expense	275	275	2,475
Accrued interest added to stockholder loan	54,101	47,539	569,616
Non-cash portion of interest expense	-	-	3,333
Gain on settlement of debt	-	-	(3,333)
Impairment of investment in joint venture projects	-	-	1,010,970
Adjustments to reconcile net loss to net cash used by
operating activities:
Accounts payable and accrued liabilities	9,637	8,523	110,588
Net Cash Used By Operating Activities	(1,525)	(16,681)	(425,533)
Cash Flows From Investment Activity
Capital Expenditures	-	-	(3,300)
Advances and investment in joint venture projects	-	-	(250,000)
Net cash used by investing activities	-	-	(253,300)

Cash Flows From Financing Activities
Capital stock issued	-	-	26,050
Common stock subscribed	120,000	-	120,000
Increase in loans payable to related parties	-	-	226,574
Proceeds from shareholder loans payable	500	15,000	425,700
Net cash provided by financing activities	120,500	15,000	798,324

Increase/(Decrease) In Cash During The Period	118,975	(1,681)	119,491

Cash, Beginning Of Period	516	2,191	-

Cash, End Of Period	$119,491	$510	$119,491

Non-Cash Investing and Financing Activities:
Investment advances paid from shareholder loans	$-	$-	$1,263,985

Capital stock issued for investment acquisition	$-	$-	$687,225

Settlement of loan payable by assignment of investment:
Loan payable	$-	$-	$(200,000)
Investment	$-	$-	$200,000

Supplementary Disclosure Of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$475
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION (SEPTEMBER 19, 2003) TO NOVEMBER 30, 2009
(Unaudited)

					DEFICIT
					ACCUMULATED
	COMMON SHARES		COMMON	ADDITIONAL	DURING THE
		PAR	SHARES	PAID-IN	DEVELOPMENT
	NUMBER	VALUE	SUBSCRIBED		STAGE	TOTAL
Balance, September 19,
2003 (date of inception)	-	$-	$-	$-	$-	$-

Capital stock issued for cash:
October 2003 at $0.001	2,500,000	2,500	-	-	-	2,500
November 2003 at $0.005	160,000	160	-	640	-	800
December 2003 at $0.005	1,400,000	1,400	-	5,600	-	7,000
June 2004 at $0.01	1,000,000	1,000	-	9,000	-	10,000
July 2004 at $0.25	23,000	23	-	5,727	-	5,750
Net loss for the period	-	-	-	-	(15,880)	(15,880)
Balance, August 31, 2004	5,083,000	5,083	-	20,967	(15,880)	10,170

Net loss for the year	-	-	-	-	(16,578)	(16,578)
Balance, August 31, 2005	5,083,000	5,083	-	20,967	(32,458)	(6,408)

November 10, 2005 Stock
Split Adjustment	20,332,000	20,332	-	(20,332)	-	-
Net loss for the year	-	-	-	-	(31,577)	(31,577)
Balance, August 31, 2006	25,415,000	25,415		635	(64,035)	(37,985)

Capital stock issued for investment:
January 2007 at $0.735 per share	185,000	185	-	135,790	-	135,975
July 2007 at $0.735 per share	750,000	750	-	550,500	-	551,250

Net loss for the year	-	-	-	-	(257,804)	(257,804)
Balance, August 31, 2007	26,350,000	26,350		686,925	(321,839)	391,436

Net loss for the year	-	-	-	-	(378,039)	(378,039)
Balance, August 31, 2008	26,350,000	26,350		686,925	(699,878)	13,397

Net loss for the year	-	-	-	-	(1,353,766)	(1,353,766)

Balance, August 31, 2009	26,350,000	26,350	-	686,925	(2,053,644)	(1,340,369)

Common stock subscribed (12,000,000 shares at $0.01)	-	-	12,000	108,000	-	120,000
Net loss for the period	-	-	-	-	(65,538)	(65,538)

Balance, November 30, 2009	26,350,000	$26,350	$12,000	$794,925	$(2,119,182)	$(1,285,907)

The accompanying notes are an integral part of these financial statements.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
 November 30, 2009
(Unaudited)

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2009.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosures needed for a fair presentation may be determined in that context.  Accordingly, some footnote disclosures, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended August 31, 2009 have been omitted.  The results of operations for the three months ended November 30, 2009 are not necessarily indicative of results for the entire fiscal year ending August 31, 2010.

1.	NATURE AND CONTINUANCE OF OPERATIONS

Gulf United Energy, Inc. (“the Company”) was incorporated in the State of Nevada, U.S.A., on September 19, 2003. The Company currently has limited operations.  The Company is a development stage company as defined by the Financial Accounting Standards Board (FASB) Accounting Standards for Development Stage Entities.  The Company acquired joint venture interests with a private Mexican company in a proposed natural gas pipeline project and a proposed liquefied natural gas (LNG) regasification and storage facility in Mexico.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $2,119,182 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management is actively raising additional capital through a private placement of its common stock.  Through January 15, 2010, the Company has received cash of $195,000 for 19,500,000 subscribed shares; however, there are no assurances that the Company will be successful in its efforts to raise additional capital. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Sale of joint venture interests - Terminated

As reported in the 8K filed June 11, 2009, on June 8, 2009, the Company entered into an agreement with its joint venture partner, Cia Mexicana de Gas Natural, S.A. de C.V., to sell all of the Company’s shares in Fermaca LNG de Cancun, S.A. de C.V. and Fermaca Gas de Cancun, S.A. de C.V. for a total amount of $1,000,000.  The transaction was expected to close within thirty days with the purchase price paid in six payments:  $200,000 at the close of the transaction, four installments of $150,000 payable three, six, nine and twelve months after the close and a final payment of $200,000 payable at fifteen months after the close of the purchase transaction.  As a result of this anticipated sale, the Company at May 31, 2009 impaired its advances to and investment in joint venture projects by $1,010,970 to $940,240 to reflect the estimated present value of the anticipated sales price, discounted at 10%.  The closing date of the transaction has been extended several times due to delays in getting transaction documents completed.  On November 12, 2009, the Company was asked to extend the closing date again which management has chosen not to do.  In January 2010, the decision was made to withdraw the offer to sell the Company’s shares in Fermaca LNG de Cancun, S.A. de C.V. and Fermaca Gas de Cancun, S.A. de C.V. and terminate the letter of intent unless the Company receives an acceptable offer before the end of January 2010.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
November 30, 2009
(Unaudited)

Temporary revocation of right to conduct business as a corporation in Nevada

In November 2009, the Company’s right to conduct business was revoked by the state of Nevada for failure to renew its business license.  Subsequent to the revocation, an unrelated third party reserved the Company’s name to effectively prevent the Company from using the name Gulf United Energy, Inc.  In January 2010, the Company negotiated a settlement with the individual which included the issuance by the Company to the individual 50,000 shares of the Company’s unregistered, restricted common shares in exchange for the individual’s release of the reservation of the Company’s name.  The fair value of the 50,000 shares was $7,500 on January 12, 2010.  The Company has paid a de minimus reinstatement fee and its license fee to the State of Nevada and has been reinstated as an active corporate entity.

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
 November 30, 2009
 (Unaudited)

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

Impairment of Long-lived Assets

The Company evaluates impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered.  These events include market declines, decisions to sell an asset and adverse changes in the legal or business environment.  If events or circumstances indicate that a long-lived asset’s carrying value may not be recoverable, the Company estimates the future undiscounted cash flows from the asset for which the lowest level of separate cash flows may be determined, to determined if the asset is impaired.  If the total undiscounted future cash flows are less than the carrying amount for the asset, the Company estimates the fair value of the asset through reference to sales data for similar assets, or by using a discounted cash flow approach.  The asset’s carrying value is then adjusted downward to the estimated fair value.  These cash flow estimates and assumptions could change significantly either positively or negatively.  During the quarter ended May 31, 2009, the Company recorded an impairment of $1,010,970 in the value of its interest in joint venture projects to reflect the present value of the expected cash to be recovered in the anticipated sale of the joint venture interests.

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

Asset Retirement Obligations

The Company has adopted FASB Accounting Standard, “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depreciated, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists. Accordingly, no liability has been recorded.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
 November 30, 2009
(Unaudited)

Inflation

The Company's results of operations have not been significantly affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

Basic Loss Per Share

The Company is required to provide basic and diluted earnings (loss) per common share information.

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended November 30, 2008, there were no potentially dilutive securities issued so diluted net loss per common share equals basic net loss per share. Common stock subscribed was not included in diluted earnings per share because the results were antidilutive.

Concentration

All of the shareholder loan and accrued interest is payable to one shareholder.  This shareholder loan is secured by the Company’s interest in joint venture projects.

3.      INVESTMENTS  (See Note 1 – Sale of Joint Venture Interests - Terminated)

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

Subsequent to August 31, 2006, the Company entered into an amended letter of intent with CMGN whereby the general terms of the initial letter of intent were reinstated. The amended letter of intent acknowledged $1,013,985 had been advanced to CMGN on behalf of the Company, by a Company stockholder, (including the initial advance of $200,000) pursuant to the original letter of intent. In order to earn its 50% in the Gulf United/CMGN Joint Venture, the Company paid an additional $250,000 to CMGN and issued 935,000 shares of the Company’s restricted stock to CMGN valued at $687,225 following the execution of the joint venture agreements.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(Unaudited)

The Company has entered into a loan agreement with a stockholder regarding funds advanced on its behalf. The loan is secured by the Company’s equity interest in the joint venture entities, bears interest at a rate of 10% per annum, compounded monthly, and is due in full on January 31, 2010.  At this time, the Company does not have the resources to partially or fully pay this note payable; therefore, management anticipates that the note due date will be extended on or before January 31, 2010. The Company may, at any time, satisfy the loan in its entirety by transferring its interest in the joint venture entities to the lending stockholder.  In connection with the loan agreement, the Company has agreed to pay a finder’s fee to the lending stockholder equal to 8.5% of any revenues the Company receives from the operations of the joint venture projects.

The value of the joint venture investment was impaired in the amount of $1,010,970 and adjusted as of May 31, 2009 to reflect the present value of the agreed sale amount of $1,000,000 as discussed in Note 1 – Sale of Joint Venture Interests - Terminated. The valuation was completed using level 3 inputs, using a 10% discount rate on funds to be received after the anticipated sale closing date.

Condensed audited balance sheets for the joint venture entities as of August 31, 2009 are included below:

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

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(Unaudited)

As of November 30, 2009, the joint venture partner owned 1,135,000 shares or approximately 4.31% of the Company’s outstanding common shares before considering the common stock subscribed.

4.    COMMON STOCK

The total number of shares of stock which the Company shall have the authority to issue is two hundred million (200,000,000) shares of Common Stock with a par value of one tenth of one cent ($.001) per share.

As of November 30, 2009, the Company had 26,350,000 shares of its $.001 par value common stock issued and outstanding.

Since the end of fiscal 2009, the Company has received additional capital of about $195,000 (and is attempting to sell additional unregistered, restricted common shares) based on the subscriptions for and potential closing and issuance of 19,500,000 unregistered, restricted common shares at $0.01 per share.  This transaction will not close until at least the latter part of January, 2010.   The Company received additional capital of about $120,000 for 12,000,000 shares as of the end of the quarter covered by this report and has received an additional $75,000 for 7,500,000 shares since the end of the quarter.

5.    INCOME TAXES

Potential benefits of income net operating tax losses are not recognized in the accounts until realization is more likely than not.  The Company has incurred net operating losses totaling $1,108,212 which commence expiring in 2023 if not previously utilized. Pursuant to generally accepted accounting principles, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses and the impairment charge has been offset by a valuation allowance in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward and the impairment charge realized in future years. The valuation of the tax loss carryforward and the valuation allowance thereon were as follows:

	November 30, 2009	August 31, 2009
Tax benefit carry forward	$376,792	$354,509
Impairment loss	343,730	343,730
Valuation allowance	(720,522)	(698,239)
	$-	$ -

6.	LOANS PAYABLE

Notes payable consist of the following as of November 30, 2009:

Unsecured loans to related parties	$26,574
Secured loan and interest payable to stockholder	$2,209,301

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(Unaudited)

Two stockholders and former directors of the Company provided loans totalling $26,574.  The loans are non-interest bearing, unsecured and payable upon demand.

The Company has received loans from one stockholder totaling $2,209,301. This amount includes accumulated and unpaid interest of $569,616 as of November 30, 2009.  These funds have been used primarily to purchase an interest in the Mexican joint ventures.  That total loan amount is comprised of: $1,263,985 of advances to the joint ventures, $375,700 used for operating costs and $569,616 of interest.  The loan is secured by the Company’s equity interest in the joint ventures.  The loan bears interest at a rate of 10% per annum and is due January 31, 2010.  At this time, this Company does not have the resources to partially or fully pay this note payable; therefore, management anticipates that the note due will be extended on or before January 31, 2010. The Company may, at any time, satisfy the loan in its entirety by transferring its interest in the joint ventures to the stockholder.

7.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

JOINT VENTURE COMMITMENTS

As reflected herein, the Company has entered into a joint venture agreement to provide funding currently estimated to be approximately $16,800,000 with respect to the Company's 12% interest in the proposed pipeline project.  Additional amounts will be required to fund the Company’s 12% interest in the proposed LNG storage and re-gasification project. At this time, the Company does not know, and cannot reasonably estimate, its portion of the costs associated with the proposed LNG storage and re-gasification project. Because the Company is solely an investor in the joint ventures and not the operator, management of the Company is currently unable to determine precisely when the funding amounts will become due or the amounts that will be required. However, it is anticipated by management that the amounts due will be be paid during the next three fiscal years for the proposed pipeline project and during the next five fiscal years for the proposed LNG storage and re-gasification project.  The Company currently does not have adequate resources available to meet its funding requirements.  Should the Company be unable to fund the required amounts on a timely basis, the joint venture interests may revert to the stockholder who has provided the funding reflected in the accompanying balance sheets as of November 30, 2009 and August 31, 2009; or the joint venture interests may be forfeited to the Company’s joint venture partner.

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

Entry into tentative letter agreement

On October 30, 2009, the Company entered into a tentative letter of intent with SK Energy Co., Ltd to acquire a 25% interest in Block CPO-4 in the Llanos Basin of Colombia.  This agreement is subject to completion of a definitive agreement which is currently being negotiated.  If a definitive agreement is completed, the Company will be required to fund 25% of expenses already incurred and future expenses for drilling new oil and gas wells.  The Company may attempt to issue additional shares to fund some or all of this investment.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(Unaudited)

8.    SUBSEQUENT EVENT

Sale of unregistered, restricted shares of common stock

Since the end of fiscal 2009, the Company has received additional capital of about $195,000 (and is attempting to sell additional unregistered, restricted common shares) based on the subscriptions for and potential closing and issuance of 19,500,000 unregistered, restricted common shares at $0.01 per share.  This transaction will not close until at least the latter part of January, 2010.   The Company received additional capital of about $120,000 for 12,000,000 shares as of the end of the quarter covered by this report and has received an additional $75,000 for 7,500,000 shares since the end of the quarter.

Termination of offer to sell joint venture interests

In January 2010, the decision was made to withdraw the offer to sell the Company’s shares in Fermaca LNG de Cancun, S.A. de C.V. and Fermaca Gas de Cancun, S.A. de C.V. and terminate the letter of intent unless the Company receives an acceptable offer before the end of January 2010.

Subsequent events through January 19, 2010 have been considered in these financial statements.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

This Management Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the annual report on Form 10-K and with other sections of this report, including the financial statements.

Plan of Operation – (See Financial Statement Note 1 – Sale of joint venture interest - Terminated)

On June 8, 2009, the Company entered into an agreement with its joint venture partner to sell its interest in the joint venture projects to the partner for $1,000,000 that will be paid over a period of 15 months beginning at the closing, which was scheduled for mid- to late-August 2009 (See Financial Statement Note 1 – Sale of Joint Venture Interests).  The proceeds from this possible sale may be used to pay accounts payable, reduce the Company’s debt and for other investments and other operating expenses.  Due to delays in completing transaction paperwork, the closing has been extended several times and the timing is now uncertain.  On November 12, the Company was asked to sign an additional extension of the time to close the sale transaction.  Management has chosen not to sign.  In January 2010, the decision was made to withdraw the offer to sell the Company’s shares in Fermaca LNG de Cancun, S.A. de C.V. and Fermaca Gas de Cancun, S.A. de C.V. and terminate the letter of intent unless the Company receives an acceptable offer before the end of January 2010.

We have recently entered into a tentative letter agreement in which the Company would own a 25% interest in the development of Block CPO-4 in the Llanos Basin of Colombia.  If a definitive agreement is signed, the Company would be liable for a share of an unknown amount of expenses proportionate with its ownership interest.  The Company may issue additional shares in support of this investment.  In addition, the Company has offered new shares at $0.01 per share to potential new investors and has received funds in the amount of $195,000 to date; however, there has been no closing on new shares and a closing will not occur until as least the latter part of January, 2010.

As of November 30, 2009, we have contributed $1,951,210 (value prior to impairment of $1,010,970) to the joint ventures made up of $1,263,985 in cash and 935,000 shares of our restricted common stock then valued at $687,225 to finance the projects.  In consideration for acquiring a 24% interest in Fermaca Gas and Fermaca LNG, we agreed to pay 12% of the costs incurred by Yaax and SIIT Energy (Yaax and SIIT Energy are the operating companies that will build and operate the proposed pipeline and LNG projects, respectively).

Results of Operations for Quarter Ended November 30, 2009

We have not earned any revenues during the period from inception through November 30, 2009. The design of the proposed open access natural gas pipeline between Valladolid, Cancun and Punta Venado and a proposed LNG regasification and storage facility are not yet completed as construction has not yet commenced; accordingly, we currently do not have any revenue generating operations. The Company has been unable to obtain updated detailed information related to the completion of the joint venture projects; however, based on the audited financial statements of the joint venture entities, it appears that little activity has occurred over the past 12 to 15 months.  We have not attained profitable operations and are, therefore, dependent upon obtaining additional debt or equity financing. If we are unable to sell our joint venture interests or obtain additional financing, there is substantial doubt that we will be able to continue as a going concern.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, Cont.

Liquidity and Capital Resources

At November 30, 2009, the Company has current assets of $119,491, current liabilities of $2,346,463, and a working capital deficit of $2,226,972.  Other than a stockholder loan totaling $2,209,301 which is secured by substantially all of the Company’s assets and $26,574 in loans payable to two other shareholders, the Company has no other credit facilities.  To date, we have received cash of $195,000 from the sale of our unregistered, restricted common shares in a private placement.  The Company has no other sources of financing and will continue to rely on borrowings from its stockholder and other third parties best efforts financings. However, there are no commitments from this stockholder or assurance that its stockholder or other third parties can or will continue to fund our cash needs.  In the event that the Company does not sell its joint venture interests and fails to extend the stockholder loan and/or to borrow additional funds, these events will likely result in the Company transferring the investment in the joint venture projects to repay this debt or forfeiting its interests in the projects to its joint venture partner.  Our auditors have issued a going concern opinion for our financial statements due to their substantial doubt about our ability to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.   We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of January 15, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

Based upon that evaluation, our Certifying Officers concluded that, as of November 30, 2009, our disclosure controls and procedures were effective.  There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GULF UNITED ENERGY, INC.
(A Development Stage Company)

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed under item 1 of the Company’s form 10-K filed with the United States Securities and Exchange Commission on December 15, 2009.

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

*Incorporated by reference to Form 8K filed on January 20, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gulf United Energy, Inc.

/S/ DON WILSON
___________________________
Don Wilson, President and C.E.O.
(Principal Executive Officer)

DATED:  January 20, 2010

/S/ DAVID POMERANTZ
___________________________
David Pomerantz, CFO
Principal Financial Officer and
Principal Accounting Officer

DATED:  January 20, 2010