Form 10-Q
period 2010-02-28
Gulf United Energy, Inc.
filed 2010-04-14
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2010

[  ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
      Act of 1934

For the transition period from ___________________ to ___________________

Commission File Number    000-52322

Gulf United Energy, Inc.
(Exact name of small Business Issuer as specified in its charter)

Nevada	20-5893642
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 22165;  Houston, Texas  77227-2165
(Address of principal executive offices)  (Postal or Zip Code)

(713) 893-3543
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   [X ] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes   [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer[ ]	Accelerated filer [ ]
Non-accelerated filer[ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   [   ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

 As of April 12, 2010, there were approximately 167,200,000 shares of common stock issued and outstanding.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

TABLE OF CONTENTS

Part I. Financial Information

Financial Statements

Balance Sheets at February 28, 2010 and August 31, 2009	4

Statements of Operations For the Three Months and Six Months Ended February 28, 2010 and 2009 and the Period From Inception (September 19, 2003) to February 28, 2010	5
Statements of Cash Flows For the Six Months Ended February 28, 2010 and 2009 and the Period from Inception (September 19, 2003) through February 28, 2010	6

Statement of Changes in Stockholders' Equity (Deficiency) for the Period from Inception (September 19, 2003) to February 28, 2010	7

Notes to the Financial Statements	8

Management's Discussion and Analysis or Plan of Operation	17

Quantitative and Qualitative Disclosures About Market Risk	18

Controls and Procedures	19

Part II. Other Information

Legal Proceedings	20

Risk Factors	20

Unregistered Sales of Equity Securities and Use of Proceeds	26

Defaults Upon Senior Securities	27

Other Information	27

Exhibits	27

Signatures	28

EX-31.1 (EXHIBIT 31.1)

EX-32.1 (EXHIBIT 32.1)

GULF UNITED ENERGY, INC.
(A Development Stage Company)

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

SECOND QUARTER
FINANCIAL STATEMENTS

February 28, 2010
(Unaudited)

GULF UNITED ENERGY, INC.
(A Development Stage Company)

BALANCE SHEETS

	February 28,	August 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$116,008	$516
Total Current Assets	116,008	516

Fixed Assets	3,300	3,300
Less: Accumulated Depreciation	(2,750)	(2,200)
Net Fixed Assets	550	1,100

Interest in joint venture projects (Note 3)	940,240	940,240

Total Assets	$1,056,798	$941,856

LIABILITIES
Current
Accounts payable and accrued liabilities	$170,032	$100,951
Loans payable related parties (Note 6)	26,574	26,574
Shareholder loan payable and accrued interest (Note 6)	2,264,228	2,154,700

Total Liabilities	$2,460,834	2,282,225

Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock
Authorized:
200,000,000 shares with a par value of $0.001
Issued and Outstanding:
26,400,000 shares as of February 28, 2010	26,400	26,350
and 26,350,000 shares as of August 31, 2009
Common Stock Subscribed (35,250,000 shares par value $.001)	35,250	-
Additional paid-in capital	999,625	686,925
Stock subscriptions receivable	(130,000)	-
Deficit Accumulated During The Development Stage	(2,335,311)	(2,053,644)
	(1,404,036)	(1,340,369)

Total Liabilities and Stockholders' Equity (Deficiency)	$1,056,798	$941,856

The accompanying notes are an integral part of these financial statements.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Inception
	Three Months Ended		Six Months Ended		(September 19, 2003)
	February 28		February 28		through
	2010	2009	2010	2009	February 28, 2010

Revenue	$-	$-	$-	$-	$-

Expenses:
Office and sundry	38	138	75	183	15,458
Business License and Fees	3,160	-	5,070	-	5,070
Depreciation Expense	275	275	550	550	2,750
Professional fees	153,375	36,239	162,102	45,014	488,326
Consulting	-	-	-	-	10,455
Rent and lease expense	-	15,301	-	30,895	129,696
Public relations	-	-	-	320	1,265
Travel	3,523	-	3,523	-	17,736
Utilities	373	884	808	1,322	15,679
Shareholder loan and other interest	55,385	48,733	109,539	96,304	625,732
Total expenses	216,129	101,570	281,667	174,588	1,312,167
Operating Loss	(216,129)	(101,570)	(281,667)	(174,588)	(1,312,167)

Other Income and Expense
Impairment loss	-	-	-	-	1,010,970
Gain on settlement of debt	-	-	-	-	(3,333)
Loss from continuing operations	(216,129)	(101,570)	(281,667)	(174,588)	(2,319,804)

Loss from discontinued operations	-	-	-	-	(15,507)
Net Loss	$(216,129)	$(101,570)	$(281,667)	$(174,588)	$(2,335,311)

Basic And Diluted Loss per share
from continuing operations	$(0.01)	$(0.00)	$(0.01)	$(0.01)	$(0.09)

Basic And Diluted Loss per share
from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic And Diluted Net Loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)	$(0.09)

Weighted Average Number of Shares Outstanding	26,376,111	26,350,000	26,362,983	26,350,000	25,067,501

The accompanying notes are an integral part of these financial statements.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Inception
	Six Months Ended		(September 19, 2003)
	February 28,	February 28,	Through
	2010	2009	February 28, 2010
Cash Flows From Operating Activities
Net loss for the period	$(281,667)	$(174,588)	$(2,335,311)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation Expense	550	550	2,750
Expenses paid by issuance of common stock or common stock
subscriptions	10,500	-	10,500
Accrued interest added to stockholder loan	109,028	96,273	624,543
Non-cash portion of interest expense	-	-	3,333
Gain on settlement of debt	-	-	(3,333)
Impairment of investment in joint venture projects	-	-	1,010,970
Accounts payable and accrued liabilities	69,081	34,917	170,032
Net Cash Used By Operating Activities	(92,508)	(42,848)	(516,516)
Cash Flows From Investment Activity
Capital Expenditures	-	-	(3,300)
Advances and investment in joint venture projects	-	-	(250,000)
Net cash used by investing activities	-	-	(253,300)

Cash Flows From Financing Activities
Common stock subscribed	207,500	-	233,550
Increase in loans payable to related parties	-	-	226,574
Proceeds from shareholder loans payable	500	42,000	425,700
Net cash provided by financing activities	208,000	42,000	885,824

Increase/(Decrease) In Cash During The Period	115,492	(848)	116,008

Cash, Beginning Of Period	516	2,191	-

Cash, End Of Period	$116,008	$1,343	$116,008

Non-Cash Investing and Financing Activities:
Investment advances paid from shareholder loans	$-	$-	$1,263,985

Capital stock issued for investment acquisition	$-	$-	$687,225

Capital stock or common stock subscriptions issued for expenses	$10,500	$-	$10,500

Stock subscriptions receivable	$130,000	$-	$130,000

Settlement of loan payable by assignment of investment:
Loan payable	$-	$-	$(200,000)
Investment	$-	$-	$200,000

Supplementary Disclosure Of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$475
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION (SEPTEMBER 19, 2003) TO FEBRUARY 28, 2010
(Unaudited)

						DEFICIT
						ACCUMULATED
	COMMON SHARES		COMMON	ADDITIONAL	STOCK	DURING THE
		PAR	SHARES	PAID-IN	SUBSCRIPTIONS	DEVELOPMENT
	NUMBER	VALUE	SUBSCRIBED	CAPITAL	RECEIVABLE	STAGE	TOTAL
Balance, September 19,
2003 (date of inception)	-	$-	$-	$-	$-	$-	$-
Capital stock issued for cash:
October 2003 at $0.001	2,500,000	2,500	-	-	-	-	2,500
November 2003 at $0.005	160,000	160	-	640	-	-	800
December 2003 at $0.005	1,400,000	1,400	-	5,600	-	-	7,000
June 2004 at $0.01	1,000,000	1,000	-	9,000	-	-	10,000
July 2004 at $0.25	23,000	23	-	5,727	-	-	5,750
Net loss for the period	-	0	-	-	-	(15,880)	(15,880)
Balance, August 31, 2004	5,083,000	5,083	-	20,967	-	(15,880)	10,170
Net loss for the year	-	-	-	-	-	(16,578)	(16,578)
Balance, August 31, 2005	5,083,000	5,083	-	20,967	-	(32,458)	(6,408)
November 10, 2005 Stock
Split Adjustment	20,332,000	20,332	-	(20,332)	-	-	-
Net loss for the year	-	-	-	-	-	(31,577)	(31,577)
Balance, August 31, 2006	25,415,000	25,415		635		(64,035)	(37,985)
Capital stock issued for
investment:
January 2007 at $0.735 per share	185,000	185	-	135,790	-	-	135,975
July 2007 at $0.735 per
share	750,000	750	-	550,500	-	-	551,250
Net loss for the year	-	-	-	-	-	(257,804)	(257,804)
Balance, August 31, 2007	26,350,000	26,350		686,925		(321,839)	391,436
Net loss for the year	-	-	-	-	-	(378,039)	(378,039)
Balance, August 31, 2008	26,350,000	26,350		686,925		(699,878)	13,397
Net loss for the year	-	-	-	-	-	(1,353,766)	(1,353,766)
Balance, August 31, 2009	26,350,000	26,350	-	686,925	-	(2,053,644)	(1,340,369)
Common stock subscribed (35,250,000 shares at $0.01)	-	-	35,250	312,250	-	-	347,500
Common stock issued (50,000 shares at $0.01)	50,000	50	-	450	-	-	500
Stock subscriptions receivable	-	-	-	-	(130,000)	-	(130,000)
Net loss for the period	-	-	-	-	-	(281,667)	(281,667)
Balance, February 28, 2010	26,400,000	$26,400	$35,250	$999,625	$(130,000)	$(2,335,311)	$(1,404,036)

The accompanying notes are an integral part of these financial statements.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
 February 28, 2010
(Unaudited)

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2009.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosures needed for a fair presentation may be determined in that context.  Accordingly, some footnote disclosures, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended August 31, 2009 have been omitted.  The results of operations for the six months ended February 28, 2010 are not necessarily indicative of results for the entire fiscal year ending August 31, 2010.

1.	NATURE AND CONTINUANCE OF OPERATIONS

Gulf United Energy, Inc. (the “Company”) was incorporated in Nevada in September 2003. The Company currently has limited operations.  The Company is a development stage company as defined by the Financial Accounting Standards Board (FASB) Accounting Standards for Development Stage Entities.  The Company acquired joint venture interests with a private Mexican company in a proposed natural gas pipeline project and a proposed liquefied natural gas (LNG) regasification and storage facility in Mexico.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $2,335,311 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management is actively raising additional capital through a private placement of its common stock.  For the period of November 12, 2009 through April 12, 2010, the Company has received subscriptions for 59,750,000 unregistered, restricted, subscribed shares for proceeds of $587,500; however, there are no assurances that the Company will be successful in its efforts to raise additional capital. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Temporary revocation of right to conduct business as a corporation in Nevada

In November 2009, the Company’s right to conduct business was revoked by the state of Nevada for failure to renew its business license.  Subsequent to the revocation, an unrelated third party reserved the Company’s name to effectively prevent the Company from using the name Gulf United Energy, Inc.  In January 2010, the Company negotiated a settlement with the individual which included the issuance by the Company to the individual 50,000 shares of the Company’s unregistered, restricted common shares in exchange for the individual’s release of the reservation of the Company’s name.  The Company recorded the expense and the shares at $0.01 per share, the same price as unregistered, restricted common shares have been subscribed.  The Company paid a de minimus reinstatement fee and its license fee to the State of Nevada and has been reinstated as an active corporate entity.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
February 28, 2010
(Unaudited)

Sale of joint venture interests - Terminated

As reported in the Form 8-K filed June 11, 2009, the Company entered into an agreement with its joint venture partner, Cia Mexicana de Gas Natural, S.A. de C.V., to sell all of the Company’s shares in Fermaca LNG de Cancun, S.A. de C.V. and Fermaca Gas de Cancun, S.A. de C.V. for a total amount of $1,000,000.  As a result of this anticipated sale, the Company at May 31, 2009 impaired its advances to and investment in joint venture projects by $1,010,970 to $940,240 to reflect the estimated present value of the anticipated sales price, discounted at 10%.  The closing date of the transaction was extended and in January 2010, management determined to withdraw the offer to sell the Company’s shares in Fermaca LNG de Cancun, S.A. de C.V. and Fermaca Gas de Cancun, S.A. de C.V.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations have been reflected herein.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk at this time consist principally of cash.  The Company places its cash with high credit quality financial institutions.  At times, such amounts may exceed FDIC limits; however, these deposits typically may be redeemed upon demand and therefore bear minimal risk.  In monitoring this credit risk, the Company periodically evaluates the stability of the financial institutions.

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
 February 28, 2010
(Unaudited)

Additionally, changes in accounting estimates are reasonably likely to occur from period to period. These, and other, factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

Cash

Cash includes cash in a demand deposit account with a Houston bank.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable, accrued liabilities and debt.  It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.  The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates.  In determining fair values, there are three levels of inputs used to determine value.  Level 1 inputs are quoted prices in active markets for identical assets and liabilities.  Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs, which include risk inherent in the asset or liability.

Impairment of Long-lived Assets

The Company evaluates impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered.  These events include market declines, decisions to sell an asset and adverse changes in the legal or business environment.  If events or circumstances indicate that a long-lived asset’s carrying value may not be recoverable, the Company estimates the future undiscounted cash flows from the asset for which the lowest level of separate cash flows may be determined, to determined if the asset is impaired.  If the total undiscounted future cash flows are less than the carrying amount for the asset, the Company estimates the fair value of the asset through reference to sales data for similar assets, or by using a discounted cash flow approach.  The asset’s carrying value is then adjusted downward to the estimated fair value.  These cash flow estimates and assumptions could change significantly either positively or negatively.  During the quarter ended May 31, 2009, the Company recorded an impairment of $1,010,970 in the value of its interest in joint venture projects to reflect the present value of the expected cash to be recovered in the then anticipated sale of the joint venture interests.

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

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
 February 28, 2010
(Unaudited)

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended February 28, 2010, there were no potentially dilutive securities issued so diluted net loss per common share equals basic net loss per share. Common stock subscribed was not included in diluted earnings per share because the results were antidilutive.

Concentration

All of the shareholder loan and accrued interest is payable to one shareholder.  This shareholder loan was secured by the Company’s interest in joint venture projects until March 11, 2010 at which time accrued interest was forgiven, the loan became unsecured and was partially converted into unregistered, restricted common shares as described under Note 8 – Subsequent Events.  The interest forgiven by the shareholder will be recorded as additional paid-in capital.

3.     INTEREST IN JOINT VENTURE PROJECTS

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

The Company entered into a loan agreement with a stockholder regarding funds advanced on its behalf. The loan was secured by the Company’s equity interest in the joint venture entities, bore interest at a rate of 10% per annum, compounded monthly, and was due in full on January 31, 2010.  On March 12, 2010, the Company entered into a debt conversion agreement with respect to $1,639,685 of outstanding debt owed to the stockholder, as disclosed in Note 8 – Subsequent Events.

The value of the joint venture investment was impaired in the amount of $1,010,970 and adjusted as of May 31, 2009 to reflect the present value of the agreed sale amount of $1,000,000 as discussed in Note 1 – Sale of Joint Venture Interests - Terminated. The valuation was completed using level 3 inputs, using a 10% discount rate on funds to be received after the anticipated sale closing date.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010
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

As of February 28, 2010, the joint venture partner owned 1,135,000 shares of the Company’s common stock.

4.    COMMON STOCK

The total number of shares of stock which the Company shall have the authority to issue is 200,000,000 shares of Common Stock with a par value of $.001 per share.

As of February 28, 2010, the Company had 26,400,000 shares of its common stock issued and outstanding.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010
(Unaudited)

The following is a summary of the transactions in the Company’s common stock since August 31, 2009:

Shares outstanding as of August 31, 2009	26,350,000

Shares issued for the release of corporate name	50,000

Shares outstanding as of February 28, 2010	26,400,000

Shares issued for common stock subscriptions received as of February 28, 2010	35,250,000

Shares issued for purchase of subsidiary (see Note 8)	300,000

Shares issued for assignment of rights to participate in Peruvian projects (see Note 8)	40,000,000

Shares issued for conversion of debt to equity (see Note 8)	20,000,000

Shares issued for common stock subscriptions received after February 28, 2010	24,500,000

Shares issued for services received or to be received (see Note 8)	20,750,000

Total shares issued through April 12, 2010	167,200,000

Shares to be issued at a later date for the assignment of rights to participate in Peruvian projects (see Note 8)	20,000,000

Shares to be issued at a later date for the conversion of debt to equity (see Note 8)	20,000,000

Total shares issued and to be issued as of April 12, 2010	207,200,000

The shares to be issued at a later date will not be issued until after the number of authorized shares is increased.

The unregistered, restricted shares issued are restricted from trading for a period of six months from issuance.

5.     INCOME TAXES

Potential benefits of income net operating tax losses are not recognized in the accounts until realization is more likely than not.  The Company has incurred net operating losses totaling $1,324,341 which commence expiring in 2023 if not previously utilized. Pursuant to generally accepted accounting principles, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses and the impairment charge has been offset by a valuation allowance in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward and the impairment charge to be realized in future years. The valuation of the tax loss carryforward and the valuation allowance thereon were as follows:

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010
(Unaudited)

	February 28, 2010	August 31, 2009
Tax benefit carry forward	$450,276	$354,509
Impairment loss	343,730	343,730
Valuation allowance	(794,006)	(698,239)
	$-	$ -

6.	LOANS PAYABLE TO RELATED PARTIES

Notes payable consist of the following as of February 28, 2010:

Unsecured loans to related parties	$26,574
Secured loan and interest payable to stockholder	$2,264,228

Two stockholders and former directors of the Company provided loans totaling $26,574.  The loans are non-interest bearing, unsecured and payable upon demand.

The Company has received loans from one stockholder totaling $2,264,228. This amount includes accumulated and unpaid interest of $624,543 as of February 28, 2010.  These funds have been used primarily to purchase an interest in the Mexican joint ventures.  The total loan amount is comprised of: $1,263,985 of advances to the joint ventures, $375,700 used for operating costs and $624,543 of interest.  Until March 11, 2010, the loan was secured by the Company’s equity interest in the joint ventures.  Interest was forgiven and the note was partially converted to unregistered, restricted common shares as described in Note 8 – Subsequent Events.  The interest forgiven by the shareholder will be recorded as additional paid-in capital.

7.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

JOINT VENTURE COMMITMENTS

As reflected herein, the Company has entered into a joint venture agreement to provide funding currently estimated to be approximately $16,800,000 with respect to the Company's 12% interest in the proposed pipeline project.  Additional amounts will be required to fund the Company’s 12% interest in the proposed LNG storage and re-gasification project. At this time, the Company does not know, and cannot reasonably estimate, its portion of the costs associated with the proposed LNG storage and re-gasification project. Because the Company is solely an investor in the joint ventures and not the operator, management of the Company is currently unable to determine precisely when the funding amounts will become due or the amounts that will be required.  The Company currently does not have adequate resources available to meet its funding requirements.  Should the Company be unable to fund the required amounts on a timely basis, the joint venture interests may be forfeited to the Company’s joint venture partner.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010
(Unaudited)

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

Entry into tentative letter agreement

On October 30, 2009, the Company entered into a tentative letter of intent with SK Energy Co., Ltd to acquire a 25% interest in Block CPO-4 in the Llanos Basin of Colombia.  This agreement is subject to completion of a definitive agreement which is currently being negotiated.  If a definitive agreement is completed, the Company will be required to fund 25% of expenses already incurred and 25% of future expenses for drilling new oil and gas wells.  The Company may attempt to issue additional shares to fund some or all of this investment.

8.  SUBSEQUENT EVENTS

Sales of common stock

Since February 28, 2010 and through April 12, 2010, the Company has (i) sold an additional 24,500,000 shares of unregistered, restricted common stock for gross proceeds of $245,000 and (ii) issued an aggregate of 59,750,000 shares of unregistered, restricted common stock to subscribers and has issued 20,750,000 unregistered, restricted shares for services rendered or to be rendered valued at $.01 per share.

Entry into participation agreement

On March 8, 2010, Rodeo Resources, LP was assigned 300,000 shares of the Company’s unregistered, restricted common stock in return for all of the outstanding shares in its subsidiary shell company, CMP Energy, Ltd., a British Virgin Islands corporation, which was renamed Gulf United Energy del Peru Ltd.

On March 12, 2010, the Company entered into a participation agreement (the “Participation Agreement”) with Upland Oil and Gas, LLC Sucursal del Peru (“Upland”).  Pursuant to the terms of the Participation Agreement, the Company, through its wholly owned subsidiary Gulf United Energy del Peru Ltd., acquired from Upland up to a 35% working interest in Block XXIV Peru, an approximately 280,000 acre onshore and offshore property, and up to a 35% working interest in the Peru TEA, consisting of four contiguous blocks totaling approximately 40,000,000 acres.  Upland will serve as the operator on both Block XXIV and the Peru TEA.

Pursuant to the terms of the Participation Agreement, the Company will pay Upland up to $4,100,000 for costs and expenses incurred prior to March 12, 2010 on Block XXIV, of which $200,000 was paid upon the execution of the Participation Agreement.  The Company will also pay Upland up to the first $6,000,000 for drilling costs and expenses incurred on Block XXIV subsequent to March 12, 2010, after which costs and expenses will be shared pro-

GULF UNITED ENERGY, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010
(Unaudited)

rata amongst the parties.  With respect to the Peru TEA, the Company will pay up to the first $1,500,000 of the ongoing costs and expenses incurred on the Peru TEA, after which costs and expenses will be shared pro-rata amongst the parties.  The Company will be entitled to receive 70% of the revenue from Block XXIV attributable to the Company’s and Upland’s respective participation interests (in excess of costs and expenses incurred under the Block XXIV joint operating agreement attributable to the Company’s and Upland’s Block XXIV participation interests) until the Company has recovered its costs relating to Block XXIV and the Peru TEA.  After the recovery of such costs, revenues will be shared between the parties pro-rata pursuant to the parties’ respective interests.

The Company acquired the right to enter into the Participation Agreement from James M. Askew, John B. Connally III, Ernest B. Miller IV, and Rodeo Resources, LP, an entity owned by Jim Ford (collectively the “Assignors”, all of which are significant shareholders of the Company) pursuant to an assignment agreement dated as of March 12, 2010 (the “Assignment”).  In connection with the execution of the Assignment, the Company agreed to pay a $600,000 fee by issuing to each of the Assignors 10,000,000 shares of the Company’s common stock on March 12, 2010 and 5,000,000 shares to be issued at a later date. The Assignors also reserved a 2% overriding royalty interest in all oil, gas and other minerals produced and saved for the benefit of the Company on Block XXIV, the Peru TEA, and certain other interests that may subsequently be assigned to the Company pursuant to the Assignment.

Conversion of shareholder loan

On March 12, 2010, the Company entered into a debt conversion agreement (the “Debt Conversion Agreement”) with respect to $2,271,052 of outstanding debt owed to James M. Askew (the “Debt”).  Pursuant to the terms of the Debt Conversion Agreement, Mr. Askew converted $400,000 of the Debt into 40,000,000 shares of the Company’s common stock, of which 20,000,000 shares were issued on March 12, 2010 and 20,000,000 will be issued on a later date.  Prior to the conversion of the Debt, Mr. Askew agreed to forgive $631,367 of interest accrued on the Debt, an amount equal to all of the interest accrued on the Debt through March 11, 2010 including $6,824 of interest accrued after February 28, 2010.  Of the remaining amount payable to Mr. Askew in connection with the Debt, the Company issued to Mr. Askew a new one-year promissory note in the aggregate principal amount of $1,089,685 (the “New Note”) after a principal reduction of $150,000 was paid in cash.  The New Note is unsecured, bears interest at 10% per annum, and matures upon the earlier of (i)  March 31, 2011 or (ii) the closing of any equity or equity equivalent financing, or the last of any such equity or equity equivalent financings, in which the Company receives gross proceeds of at least $5,000,000.  Interest payments are due quarterly beginning June 30, 2010.  Concurrently with the execution of the Debt Conversion Agreement, Mr. Askew sold 20,000,000 shares of Company common stock to John B. Connally III.

May 2010 Special Shareholders Meeting

Management has filed a proxy covering the following four proposals to be voted upon at a May, 2010 special shareholder meeting:

Proposal 1.  Approval of the proposal to amend the Company’s articles of incorporation to increase the authorized shares of Company common stock from 200,000,000 to 700,000,000.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

Proposal 2.  Approval of the proposal to amend the Company’s articles of incorporation to authorize 50,000,000 shares of blank check preferred stock.

Proposal 3.  Approval of the proposal to amend the Company’s articles of incorporation to provide that the provisions of Nevada Revised Statutes §§ 78.378 to 78.3793 inclusive, are not applicable to the Company.

Proposal 4.  Approval of the proposal to adopt the Company’s amended and restated articles of incorporation.

Subsequent events through April 14, 2010 have been considered in these financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

This Management Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the annual report on Form 10-K and with other sections of this report, including the financial statements.

Plan of Operation

As of February 28, 2010, we have contributed $1,951,210 (value prior to impairment of $1,010,970) to the joint ventures made up of $1,263,985 in cash and 935,000 shares of our restricted common stock then valued at $687,225 to finance the projects.  In consideration for acquiring a 24% interest in Fermaca Gas and Fermaca LNG, we agreed to pay 12% of the costs incurred by Yaax and SIIT Energy (Yaax and SIIT Energy are the operating companies that will build and operate the proposed pipeline and LNG projects, respectively).

Subsequent to February 28, 2010, the company has entered into a Participation Agreement with Upland and acquired from Upland up to a 35% working interest in Block XXIV Peru, an approximately 280,000 acre onshore and offshore property, and up to a 35% working interest in the Peru TEA, consisting of four contiguous blocks totaling approximately 40,000,000 acres.  Upland will serve as operator on both Block XXIV and the Peru TEA.

Results of Operations for Quarter and Six Months Ended February 28, 2010

We have not earned any revenues during the period from inception through February 28, 2010.  The Company had an operating loss for the six months ended February 28, 2010 of $281,667 and an accumulated net loss since inception of $2,335,311.  From inception through February 28, 2010, the Company has used $526,516 of net cash in operating activities, used $253,300 of net cash in investing activities and $895,824 of net cash was provided by financing activities.

Liquidity and Capital Resources

At February 28, 2010, the Company has current assets of $116,008, current liabilities of $2,460,834 and a working capital deficit of $2,344,826.  In March, 2010, the Company entered into a Debt Conversion Agreement with the $2,264,228 shareholder loan owed to Mr. Askew whereby Mr. Askew forgave $631,444 of accrued interest, received $150,000 in cash, 20,000,000 shares of unregistered, restricted common stock, with 20,000,000 additional shares of unregistered, restricted common stock to be issued later and entered into a new unsecured note in the principal amount

GULF UNITED ENERGY, INC.
(A Development Stage Company)

of $1,089,685 maturing on March 31, 2011.  The Company has no external credit facilities.  During the current fiscal year through April 10, 2010, we have received cash of $587,500 from the sale of 59,750,000 unregistered, restricted common shares in a private placement and we have issued 20,750,000 unregistered, restricted common shares for services rendered or to be rendered.  The Company may continue to issue its common stock for services rendered to conserve cash resources.  The Company will be required to raise funds in order to satisfy its obligations pursuant to the Participation Interest.  In addition to the $200,000 already paid, the Company is required to pay Upland up to $4,100,000 in “Past Costs”, of which $900,000 is due in approximately 90 days, plus up to the first $6 million for drilling costs and expenses incurred on Block XXIV and up to the first $1.5 million of the ongoing costs and expenses incurred on the Peru TEA.

Because the Company has terminated the agreement to sell the Company’s interest in the Mexican joint ventures, the ability to generate cash from this investment is currently uncertain; however, in the interim, management believes that there will be no requirement to fund joint venture operations and further, that the investment has value at least as great as that reflected in the financial statements.  However, the joint venture agreement requires the Company to provide funding currently estimated to be $16,800,000 with respect to the Company’s 12% interest in the proposed pipeline project.  Additional amounts will be required to fund the Company’s 12% interest in the proposed LNG storage and regasification project.  At this time, the Company does not know, and cannot reasonably estimate, its portion of the costs associated with the proposed LNG storage and regasification project.

The Company does not have the current resources to meet all of the funding commitments made by the Company and the Company may need to sell additional common shares, which would further dilute the shareholders of the Company.

The Company will need to raise or borrow at least an additional $200,000 to fund current commitments and operating expenses for the current fiscal year.  In addition, the Company is required to make a principal payment of $150,000 and quarterly interest payments of approximately $27,242 on the shareholder note payable until it is due on March 11, 2011.  The Company has no other sources of financing and will continue to rely on best efforts equity and/or debt financings.  We have not attained profitable operations and are, therefore, dependent upon obtaining additional debt or equity financing. If we are unable to obtain sufficient financing, there is substantial doubt that we will be able to continue as a going concern.  Our auditors have issued a going concern opinion for our financial statements due to their substantial doubt about our ability to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure results from fluctuations in foreign exchange rates.  The Company is exposed to foreign exchange risk based on the Company’s investment in two joint venture entities based in Mexico as well as its investment in Peru.  The Company funds the joint venture and reports the joint venture investment in US dollars, but the financial statements of the entities are prepared in Mexican pesos and are converted to US dollars.  Fluctuations in the value of the United States dollar relative to the value of the Mexican peso could affect the value of our investment.  We don’t expect that this risk will have a material impact on future financial statements.  The Company is not exposed to market risks related to fluctuations in interest rates.  The interest rate on the Company’s debt is fixed.  We do not currently own marketable securities, use interest rate swaps, futures contracts or options on futures or other types of derivative financial instruments. We do not hold or issue financial instruments for trading purposes.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.   We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of February 28, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act.

Based upon that evaluation, our Certifying Officers concluded that, as of February 28, 2010, our disclosure controls and procedures were effective.  There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GULF UNITED ENERGY, INC.
(A Development Stage Company)

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

As a result of the recent entry into a participation agreement, the company is now subject to risk factors in addition to those previously disclosed under Item 1 of the Company’s Form 10-K filed with the SEC on December 15, 2009:

GEOPOLITICAL INSTABILITY WHERE WE OPERATE SUBJECTS US TO POLITICAL, ECONOMIC AND OTHER UNCERTAINTIES.

The Company will participate in an operation doing business in Peru which is in a region of the world where there has been civil wars, instability and internecine conflicts. External or internal political forces could create a political climate that could lead to a change in political leadership, the outbreak of hostilities, or civil unrest. Such uncertainties could result in our having to cease Peru operations and could result in the loss or delay of our rights under the participation agreement.

Further, we face political and economic risks and other uncertainties with respect to this operation, which may include, among other things:

•	loss of revenue, property and equipment as a result of hazards such as expropriation, war, acts of terrorism, insurrection and other political risks;
•	increases in taxes and governmental royalties;
•	unilateral renegotiation of contracts by governmental entities;
•	difficulties enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations;
•	changes in laws and policies governing operations of foreign-based companies; and
•	currency restrictions and exchange rate fluctuations.

Our operations in Peru may also be adversely affected by laws and policies of the United States affecting foreign trade and taxation.  Realization of any of these factors could materially and adversely affect our business plan, financial position, results of operations and future cash flows.

WE DO NOT HAVE RESERVE REPORTS RELATED TO OUR PARTICIPATION INTEREST IN PERU AND OUR EXPECTATIONS AS TO OIL AND GAS RESERVES ARE UNCERTAIN AND MAY VARY SUBSTANTIALLY FROM ACTUAL PRODUCTION.

We do not have any reserve reports, geology or petroleum engineering reports for our Participation Interest.  A reserve report is the estimated quantities of oil and gas based on reports prepared by third parties reserve engineers.  Reserve reporting is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner.  Because we do not have any reserve reports for our Participation Interest, our expectations as to oil and gas reserves are uncertain and may vary substantially from actual production.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

Item 1A.  Risk Factors, Cont.

WE HAVE NO ABILITY TO CONTROL THE PRICES THAT WE MAY RECEIVE FOR OIL AND GAS.  OIL AND GAS PRICES ARE VOLATILE AND A SUBSTANTIAL OR EXTENDED DECLINE IN PRICES COULD ADVERSLY AFFECT OUR FINANCIAL CONDITION, LIQUIDITY, ABILITY TO OBTAIN FINANCING AND FUTURE OPERATING RESULTS.

We have no source of revenue at this time. Our financial viability is based solely on our ability to sell equity or debt securities to investors or enter into a joint venture or similar strategic relationship with an industry partner, sell a portion of our Participation Interest or borrow funds.  We expect that entering into these partnering relationships would entail transferring a portion of our Participation Interest to such partner.  Such investors would consider the price of oil in making an investment decision.  Declines in oil and gas prices may adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Low oil and gas prices also may reduce the amount of oil and gas that we could produce economically. Low oil and gas prices in the future could have a negative effect on our future financial results. Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

•	the level of domestic and foreign supplies of oil;

•	the level of consumer product demand;

•	weather conditions;

•	political conditions in oil producing regions throughout the world;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	the price of foreign oil imports;

•	actions of governments;

•	domestic and foreign governmental regulations;

•	the price, availability and acceptance of alternative fuels;

•	overall economic conditions; and

•	value of the U.S. dollar.

These factors and the volatile nature of the energy markets make it impossible to predict oil and gas prices. Our inability to respond appropriately to changes in these factors could have a material adverse effect on our business plan, financial position, results of operations and future cash flows.

INVESTMENT IN THE OIL AND GAS BUSINESS IS RISKY AND THERE IS NO ASSURANCE WE WILL BE SUCCESSFUL IN DISCOVERING OIL AND GAS.

Oil and gas exploration and development are inherently speculative activities. There is no certain method to determine whether or not a given lease or concession will produce oil or gas or yield oil or gas in sufficient quantities and quality to result in commercial production. The development of a lease or concession may result in dry holes or in the discovery of oil or gas that is not commercially feasible to produce. There is no guarantee that we may find oil or gas in commercial quantities.  There is no guarantee that a producing asset will continue to produce. Because of the high degree of risk involved, there can be no assurance that we will recover any portion of our investment or that our investment in leases will be profitable.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

Item 1A.  Risk Factors, Cont.

Drilling activities are subject to numerous risks, including the significant risk that we do not reach our target reservoir or that no commercially productive reserve is encountered.  The cost of drilling, completing and operating wells and of installing production facilities and pipelines is often uncertain.  Drilling costs could be significantly higher if we encounter difficulty in drilling offshore.

The quantities of oil and gas that we may produce and deliver may be affected by factors beyond our control, such as the inability of the wells to deliver at the necessary quality and pressure, premature exhaustion of reserves, changes in governmental regulations affecting allowable production and priority allocations, weather, natural events, and price limitations imposed by governmental agencies.  If any of the foregoing risks occurred, our future revenue potential could be substantially reduced.

THERE ARE DRILLING AND OPERATIONAL HAZARDS ASSOCIATED WITH THE OIL AND GAS INDUSTRY WHICH COULD RESULT IN SUBSTANTIAL LOSSES.

The oil and gas industry involves a variety of operating risks, including:

•	blowouts, cratering and explosions;

•	mechanical and equipment problems;

•	uncontrolled flows of oil and gas or well fluids;

•	fires;

•	marine hazards with respect to offshore operations;

•	formations with abnormal pressures;

•	pollution and other environmental risks;

•	and natural disasters.

Offshore operations are subject to a variety of operating risks peculiar to the marine environment, such as capsizing and collisions.  Also, offshore operations are subject to damage or loss from adverse weather conditions.

Any of these events could result in loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial losses. Locating pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could increase these risks. The occurrence of any of these events could have a material adverse effect on our business plan, financial position, results of operations and future cash flows.

WE ARE SUBJECT TO GOVERNMENTAL REGULATIONS OF WHICH THE COST OF COMPLIANCE MAY HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND FUTURE CASH FLOW.

Oil and gas operations in Peru and the U.S. are subject to extensive government regulation and to interruption or termination by governmental authorities on account of ecological and other considerations.  It is impossible to predict future government proposals that might be enacted into law and the effect they might have on us.  Restrictions on oil and gas activities, such as production restrictions, price controls, tax increases and pollution and environmental controls may have material adverse effect on our financial condition, results of operations and future cash flows.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

Item 1A.  Risk Factors, Cont.

THE OIL AND GAS INDUSTRY IS SUBJECT TO HAZARDS RELATED TO POLLUTION AND ENVIRONMENTAL ISSUES WHICH MAY CREATE SUBSTANTIAL LIABILITIES TO THIRD PARTIES.

Hazards in the drilling and/or the operation of gas and oil properties, such as accidental leakage or spillage, are sometimes encountered. Such hazards may cause substantial liabilities to third parties or governmental entities, the payment of which could adversely affect our liquidity or result in the loss of our leases. We may be subject to liability for pollution and other damages due to environmental events.  Environmental regulatory matters also could increase substantially the cost of doing business, may cause delays in producing oil and gas or require the modification of operations in certain areas.

Our operations are subject to numerous stringent and complex laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements, and the imposition of injunctions to force future compliance.

Government regulations may require permits for drilling operations, drilling bonds and reports concerning operations. In addition, there may be are statutes, rules and regulations governing conservation matters, including the unitization or pooling of oil and gas properties, establishment of maximum rates of production from oil and gas wells and the spacing, plugging and abandonment of such wells. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from our properties and may restrict the number of wells that may be drilled on a particular lease or in a particular field.

THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO FIND, DEVELOP AND ACQUIRE OIL AND GAS RESERVES.

We expect to find certain reserves of gas and oil that can be profitably exploited. There is, however, no guarantee that we will find reserves that will economically produce. Future drilling activities could subject us to many risks, including the risk that we will not find commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable, not only from dry wells, but from productive wells that do not produce sufficient revenues to return a profit. Also, title problems, weather conditions, governmental requirements and shortages or delays in the delivery of equipment and services can delay our drilling operations or result in their cancellation. The cost of drilling, completing and operating wells is often uncertain, and new wells may not be productive. As a result, we may not recover all or any portion of our investment. Moreover, if natural gas and oil prices decline, the amount of natural gas and oil we can economically produce may be reduced, which may result in a material decline in our revenues, if any.

THE UNAVAILABILITY OR HIGH COST OF DRILLING RIGS, EQUIPMENT, SUPPLIES, PERSONNEL AND OILFIELD SERVICES COULD ADVERSELY IMPACT US.

Drilling activity offshore Peru will require that we have access to an offshore drilling rig. Unavailability, shortages or increases in the cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our Peru operations. There can be no assurance that we will be able to obtain the necessary equipment or that services will be available at economical prices.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

Item 1A.  Risk Factors, Cont.

EXPANSION OF OUR EXPLORATION PROGRAM WILL REQUIRE CAPITAL FROM OUTSIDE SOURCES.

We do not currently have the financial resources to fund our commitments pursuant to the Participation Interest.  Absent raising additional capital, we will not be able to fulfill our financial obligations pursuant to our Participation Interest.  There is no assurance that capital will be available in the future to us or that capital will be available under terms acceptable to us. We will need to raise additional money, either through the sale of equity securities (which would dilute the existing stockholders' interest), through the entering of joint venture agreements (which, while limiting our risk, could reduce our ownership interest in the working interests), or from borrowings from third parties (which could result in our assets being pledged as collateral and which would increase our debt service requirements).

Additional capital could be obtained from a combination of funding sources, many of which could have a material adverse effect on our business, results of operations and financial condition. These potential funding sources and the potential adverse effects attributable thereto, include:

•	additional offerings of equity securities, which would cause dilution of our common stock;

•	sales of interests in the and exploration program, which would reduce future revenues from that program;

•	borrowings from financial institutions, which may subject us to certain restrictive covenants, including covenants restricting our ability to raise additional capital or pay dividends; and

•
debt offerings, which would increase our leverage and add to our need for cash to service such debt (which could result in additional assets being pledged as collateral and which would increase our debt service requirements).

It is difficult to quantify the amount of financing we may need to fund our business plan.  The amount of funding we may need in the future depends on various factors such as:

•	our financial position;

•	the prevailing market price of natural gas and oil;

•	number of projects; and

•	the lead time required to bring any discoveries to production

Our ability to raise additional capital will depend on the results of operations and the status of various capital and industry markets at the time such additional capital is sought. Capital may not become available to us from any particular source or at all. Even if additional capital becomes available, it may not be on terms acceptable to us. Failure to obtain additional financing on acceptable terms may have a material adverse effect on our business plan, financial position, results of operations and future cash flows.

DRILLING WELLS COULD RESULT IN NEW LIABILITIES, WHICH COULD ENDANGER OUR INTERESTS IN OUR PROPERTIES AND ASSETS

There are risks associated with the drilling of oil and natural gas wells which could significantly reduce our revenues or cause substantial losses, impairing our future operating results. We may become subject to liability for pollution, blow-outs or other hazards. We intend to obtain insurance with respect to these hazards, but such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. The payment of such liabilities could reduce the funds available to us or could, in an extreme case, result in a total loss of our properties and assets. Moreover, we

GULF UNITED ENERGY, INC.
(A Development Stage Company)

Item 1A.  Risk Factors, Cont.

may not be able to maintain adequate insurance in the future at rates that are considered reasonable. Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including premature decline of reservoirs and the invasion of water into producing formations.

WE HAVE COMPETITION FROM OTHER COMPANIES THAT HAVE LARGER FINANCIAL AND OTHER RESOURCES THAT PUT US AT A COMPETITIVE DISADVANTAGE.

A large number of companies and individuals engage in drilling for gas and oil, and there is competition for the most desirable prospects. We will encounter intense competition from other companies and other entities in the sale of our oil and gas production. We could be competing with numerous oil and gas companies which may have financial resources significantly greater than ours. The quantities of gas and oil to be delivered by us may be affected by factors beyond our control, such as the inability of the wells to deliver at the necessary quality and pressure, premature exhaustion of reserves, changes in governmental regulations affecting allowable production and priority allocations and price limitations imposed by Federal and state regulatory agencies, as well as foreign governments.

WE ARE HIGHLY DEPENDENT ON OUR MANAGEMENT, DIRECTORS AND CONSULTANTS AND ANY FAILURE TO RETAIN THE SERVICES OF SUCH PARTIES COULD ADVERSELY AFFECT OUR ABILITY TO EFFECTIVELY MANAGE OUR OPERATIONS OR SUCCESSFULLY EXECUTE OUR BUSINESS PLAN

The successful implementation of our business strategy is highly dependent on our management, directors and certain key geoscientists, geologists, engineers and other professionals engaged by us.  The loss of management, directors or other highly qualified technical professionals could adversely affect our ability to effectively manage our overall operations or successfully execute current or future business strategies which may have a material adverse effect on our business, financial condition and operating results.

THE CURRENT RECESSION COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR FINANCIAL POSITION, RESULTS OF OPERATIONS AND CASH FLOWS.

The oil and gas industry is cyclical in nature and tends to reflect general economic conditions.  The US and other world economies are in a recession that may lead to significant fluctuations in demand and pricing for crude oil and natural gas production.  Our business plan will likely be significantly affected by decreased demand and lower commodity prices.  If commodity prices continue to decline, there could be impairment of operating assets.  Our future access to capital, as well as that of our contractors, could be limited due to tightening credit markets that could inhibit our business development.

OUR SUCCESS DEPENDS ON OIL AND GAS INDUSTRY VENDORS AND WE MAY NOT BE ABLE TO OBTAIN ADEQUATE SERVICES.

We are dependent on industry vendors for the success of our oil and gas exploration projects. We could be harmed if we fail to attract quality industry vendors to participate in our exploration and production activities.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

Item 1A.  Risk Factors, Cont.

NEW INVESTORS OR COMMERCIAL PARTNERS MAY REQUIRE PARTICIPATION INTERESTS WHICH COULD DECREASE FUTURE PROFITABILITY

The pace of exploration and the level of operations may be determined by the amount of funding available. If funding is limited, exploration may be continued under agreements that provide investors or commercial partners with a participation interest in a particular property held by us. Under this type of arrangement, an investor or commercial partner would invest in specific property and receive a negotiated interest in that specific property. This could reduce the potential profitability of the remaining interest in the property and reduce our ability to control and manage the property. We expect that entering into these partnering relationships would entail transferring a portion of our interest in the working interests to such partner.

WE MAY EXPERIENCE POTENTIAL FLUCTUATIONS IN RESULTS OF OPERATIONS.

Any future revenues may be affected by a variety of factors, many of which are outside our control, including (a) the success of project results; (b) swings in availability of drilling services needed to implement projects and the pricing of such services; (c) a volatile oil and gas pricing market which may make certain projects that we undertake uneconomic; (d) our ability to attract qualified employees and consultants; and (e) the amount and timing of operating costs and capital expenditures relating to conducting our business operations and infrastructure. As a result of our limited operating history and the emerging nature of our business plan, it is difficult to forecast revenues or earnings accurately, which may fluctuate significantly from quarter to quarter.

WE MAY ISSUE ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE, WHICH WOULD CAUSE DILUTION TO ALL SHAREHOLDERS.

We may seek to raise additional equity capital in the future. Any issuance of additional shares of our common stock will dilute the percentage ownership interest of all shareholders and may dilute the book value per share of our common stock.

OUR MANAGEMENT AND CERTAIN KEY INVESTORS CONTROL OR WILL CONTROL A SIGNIFICANT PERCENTAGE OF OUR CURRENT OUTSTANDING COMMON STOCK; THEIR INTERESTS MAY CONFLICT WITH THOSE OF OUR OTHER SHAREHOLDERS.

Our directors, executive officers, and 5% investors and their affiliates collectively and beneficially will own or control a majority of our voting power. This concentration of voting control gives these persons substantial influence over any matters which require a shareholder vote, including, without limitation, the election of directors, even if their interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control of the company. This could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From December 1, 2009 through February 28, 2010, the Company sold to fourteen investors, 35,250,000 shares of unregistered, restricted common share subscriptions for $352,500, and issued 50,000 shares of unregistered, restricted common stock valued at $.01 per share to regain the right to use the company name.

GULF UNITED ENERGY, INC.
(A Development Stage Company)

In March 2010, the Company sold to ten investors, 24,500,000 shares of unregistered, restricted common stock for $245,000.  These shares were issued by the Company in April, 2010.   Also in April, 2010, the Company issued to eleven service providers 20,750,000 shares of unregistered, restricted common stock for services rendered or to be rendered valued at $.01 per share.

In March 2010, the Company agreed to issue to four persons 40,000,000 shares of unregistered, restricted common stock (with an additional 20,000,000 to be issued at a subsequent date) in lieu of a $600,000 cash fee.  The Company also agreed to issue to a shareholder lender 20,000,000 shares of unregistered, restricted common stock (with an additional 20,000,000 shares to be issued at a subsequent date) in consideration for converting $400,000 of outstanding indebtedness.

Also in March 2010, the Company agreed to issue 300,000 shares of unregistered, restricted common stock to to Rodeo Resources, LP in return for all of the outstanding shares in its subsidiary shell company, CMP Energy, Ltd., a British Virgin Islands corporation, which was renamed Gulf United Energy del Peru Ltd.

In total from April 1 through April 12, 2010, the Company issued 59,750,000 shares of unregistered, restricted common stock for $587,500. These shares are also reflected above as common share subscriptions.  The Company also issued to service providers 20,750,000 unregistered, restricted shares of common stock for services rendered valued at $.01 per share.

Each of these transactions was exempt from registration under Section 4(2) of the Securities Act of 1933.  No sales commissions were paid in connection with these issuances.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Other Information

None.

Item 5. Exhibits and Reports on Form 8-K

10.1*	Participation Agreement

10.2*	Debt Conversion Agreement

31.1	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to Form 8-K filed on March 12, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gulf United Energy, Inc.

/S/ DON WILSON
Don Wilson, President and C.E.O.
(Principal Executive Officer)

DATED:  April 14, 2010

/S/ DAVID POMERANTZ
David Pomerantz, CFO
Principal Financial Officer and
Principal Accounting Officer

DATED:  April 14, 2010