Form 10-Q/A
period 2009-11-30
Gulf United Energy, Inc.
filed 2010-05-03
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1

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

(713) 942-6575
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

EXPLANATORY NOTE

We are filing this Amendment to our Form 10-Q for the quarterly period ended November 30, 2009 (“Original Quarterly Report”), in response to certain comments made by the staff of the SEC (the “ Staff”). In response to those comments, we have amended and restated the disclosure in Item 4 of Part 1, Controls and Procedures, to describe the remediation that was undertaken between August 31, 2009 and November 30, 2009 to address the lack of effectiveness of our disclosure controls and procedures over financial reporting that existed as of August 31, 2009.

Except as described above, the remainder of the Original Quarterly Report is unchanged and does not reflect events occurring after the filing of the Original Quarterly Report with the SEC on January 20, 2010. Accordingly, this Amendment should be read in conjunction with the Original Quarterly Report.

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

Changes to Internal Controls and Procedures over Financial Reporting

For the fiscal year ended August 31, 2009, our Principal Executive Officer and Principal Financial Officer identified the following material weaknesses:

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

Our internal control over financial reporting has been modified during our most recent fiscal quarter by implementing a written code of business conduct and ethics.  We have also implemented new internal procedures to ensure we provide more complete and timely disclosures to those responsible for drafting the financial statements.

Management’s Remediation Plans

We will look to add additional directors to our board of directors that qualify as independent members, at least one of which that would also qualify as an audit committee financial expert.  There can be no assurance, however, based on our limited resources, that we will be able to attract individuals willing to serve as directors of the Company or who would qualify as an audit committee financial expert.

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

Item 6. Exhibits and Reports on Form 10-Q

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

DATED:  May 3, 2010

/S/ DAVID POMERANTZ
David Pomerantz, CFO
Principal Financial Officer and
Principal Accounting Officer

DATED:  May 3, 2010