Form 10-Q
period 2010-05-31
Gulf United Energy, Inc.
filed 2010-07-20
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended May 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

 As of July 14, 2010, there were 233,700,000 shares of common stock issued and outstanding.

TABLE OF CONTENTS

Part I. Financial Information

Condensed Consolidated Financial Statements	F-1

Condensed Consolidated Balance Sheets at May 31, 2010 and August 31, 2009	F-2

Condensed Consolidated Statements of Operations For the Three Months and Nine Months Ended May 31, 2010 and 2009 and the Period From Inception (September 19, 2003) to May 31, 2010	F-3

Condensed Consolidated Statements of Cash Flows For the Nine Months Ended May 31, 2010 and 2009 and the Period from Inception (September 19, 2003) through May 31, 2010	F-4

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency) for the Period from Inception (September 19, 2003) through May 31, 2010	F-6

Notes to the Condensed Consolidated Financial Statements	F-7

Management's Discussion and Analysis or Plan of Operation	3

Quantitative and Qualitative Disclosures About Market Risk	3

Controls and Procedures	4

Part II. Other Information

Legal Proceedings	5

Risk Factors	5

Unregistered Sales of Equity Securities and Use of Proceeds	12

Defaults Upon Senior Securities	12

Removed and Reserved	12

Other Information	12

Exhibits	13

Signatures	14

EX-31.1 (EXHIBIT 31.1)

EX-32.1 (EXHIBIT 32.1)

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

THIRD QUARTER
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2010
(Unaudited)

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$92,219	$516
Pre-paid expenses	47,000	-
Total Current Assets	139,219	516

Fixed Assets:
Computer Equipment	3,300	3,300
Software License	62,563	-
Less: Accumulated Depreciation	(8,239)	(2,200)
Net Fixed Assets	57,624	1,100

Other Assets
Investment in oil and gas properties (Note 9)	3,164,582	-
Interest in joint venture projects, net (Note 3)	-	940,240
Total Other Assets	3,164,582	940,240

Total Assets	$3,361,425	$941,856

LIABILITIES

Current
Accounts payable and accrued liabilities	$405,493	$100,951
Loans payable related parties (Note 7)	26,574	26,574
Shareholder loans payable and accrued interest (Net of note discount
of $815,170 at May 31, 2010 and $ - at August 31, 2009) (Note 8)	2,565,407	2,154,700
Total Current Liabilities	2,997,474	2,282,225
Total Liabilities	2,997,474	2,282,225

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock
Authorized:
200,000,000 shares with a par value of $0.001
Issued and Outstanding:
191,200,000 as of May 31, 2010 and
26,350,000 shares as of August 31, 2009	191,200	26,350
Additional paid-in capital	3,459,983	686,925
Stock subscribed	400,000	-
Deficit Accumulated During The Development Stage	(3,687,232)	(2,053,644)
	363,951	(1,340,369)
Total Liabilities and Stockholders' Equity (Deficiency)	$3,361,425	$941,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Inception
	Three Months Ended		Nine Months Ended		(September 19, 2003)
	May 31		May 31		through
	2010	2009	2010	2009	May 31, 2010

Revenue	$-	$-	$-	$-	$-

Expenses:
Office and sundry	440	-	515	183	15,898
Business License and Fees	(1,910)	-	3,160	-	3,160
Depreciation Expense	5,489	275	6,039	825	8,239
Professional fees	143,442	6,070	305,544	51,084	631,768
Consulting	115,000	-	115,000	-	125,455
Referral fees	18,000	-	18,000	-	18,000
Rent and lease expense	-	15,300	-	46,195	129,696
Public relations	-	-	-	320	1,265
Subsidiary formation cost	9,600	-	9,600	-	9,600
Travel	2,154	-	5,677	-	19,890
Utilities	506	881	1,314	2,203	16,185
Interest expense	118,960	50,744	228,499	147,049	744,692
Total expenses	411,681	73,270	693,348	247,859	1,723,848
Operating Loss	(411,681)	(73,270)	(693,348)	(247,859)	(1,723,848)

Other Income and Expense
Impairment loss	940,240	1,010,970	940,240	1,010,970	1,951,210
Gain on settlement of debt	-	-	-	-	(3,333)
Loss from continuing operations	(1,351,921)	(1,084,240)	(1,633,588)	(1,258,829)	(3,671,725)

Loss from discontinued operations	-	-	-	-	(15,507)
Net Loss	$(1,351,921)	$(1,084,240)	$(1,633,588)	$(1,258,829)	$(3,687,232)

Basic And Diluted Loss per share
from continuing operations	$(0.01)	$(0.04)	$(0.02)	$(0.05)	$(0.12)

Basic And Diluted Loss per share
from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic And Diluted Net Loss per share	$(0.01)	$(0.04)	$(0.02)	$(0.05)	$(0.12)

Weighted Average Shares Outstanding	145,863,333	26,350,000	65,758,974	26,350,000	29,589,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Inception
	Nine Months Ended		(September 19, 2003)
	May 31,	May 31,	Through
	2010	2009	May 31, 2010
Cash Flows From Operating Activities
Net loss for the period	$(1,633,588)	$(1,258,829)	$(3,687,232)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation expense	6,039	825	8,239
Pre-paid expenses	-	4,968	-
Decrease in deposits	-	7,500	-
Expenses paid by issuances of common stock	145,600	-	145,600
Accrued interest added to shareholder loans	156,821	147,017	672,336
Loan discount amortization	71,194	-	71,194
Non-cash portion of interest expense	-	-	3,333
Gain on settlement of debt	-	-	(3,333)
Impairment of investment in joint venture projects		1,010,970	1,951,210
Accounts payable and accrued liabilities	7,620	26,820	108,571
Net Cash Used By Operating Activities	(306,074)	(60,729)	(730,082)
Cash Flows From Investing Activities
Capital Expenditures	(15,641)	-	(18,941)
Investment in oil and gas projects	(2,274,582)	-	(2,274,582)
Advances to and investment in joint venture projects	-	-	(250,000)
Net cash used by investing activities	(2,290,223)	-	(2,543,523)
Cash Flows From Financing Activities
Proceeds from sale of common stock (net of expenses)	587,500	-	613,550
Increase in loans payable to related parties	-	-	226,574
Principal payment on shareholder loan	(150,000)	-	(150,000)
Proceeds from shareholder loans payable	2,250,500	59,200	2,675,700
Net cash provided by financing activities	2,688,000	59,200	3,365,824

Increase (Decrease) In Cash During The Period	91,703	(1,529)	92,219
Cash, Beginning Of Period	516	2,191	-

Cash, End Of Period	$92,219	$662	$92,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
PERIOD FROM INCEPTION (SEPTEMBER 19, 2003) TO MAY 31, 2010
(Unaudited)
					DEFICIT
					ACCUMULATED
	COMMON SHARES		ADDITIONAL	COMMON	DURING THE
		PAR	PAID-IN	SHARES	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	SUBSCRIBED	STAGE	TOTAL
Balance, September 19,
2003 (date of inception)	-	$-	$-	$-	$-	$-
Capital stock issued for cash:
October 2003 at $0.001	2,500,000	2,500	-	-	-	2,500
November 2003 at $0.005	160,000	160	640	-	-	800
December 2003 at $0.005	1,400,000	1,400	5,600	-	-	7,000
June 2004 at $0.01	1,000,000	1,000	9,000	-	-	10,000
July 2004 at $0.25	23,000	23	5,727	-	-	5,750
Net loss for the period	-	-	-	-	(15,880)	(15,880)
Balance, August 31, 2004	5,083,000	5,083	20,967	-	(15,880)	10,170
Net loss for the year	-	-	-	-	(16,578)	(16,578)
Balance, August 31, 2005	5,083,000	5,083	20,967	-	(32,458)	(6,408)
November 10, 2005 Stock
Split Adjustment	20,332,000	20,332	(20,332)	-	-	-
Net loss for the year	-	-	-	-	(31,577)	(31,577)
Balance, August 31, 2006	25,415,000	25,415	635		(64,035)	(37,985)
Capital stock issued for investment:
January 2007 at $0.735 per share	185,000	185	135,790	-	-	135,975
July 2007 at $0.735 per share	750,000	750	550,500	-	-	551,250
Net loss for the year	-	-	-	-	(257,804)	(257,804)
Balance, August 31, 2007	26,350,000	26,350	686,925		(321,839)	391,436
Net loss for the year	-	-	-	-	(378,039)	(378,039)
Balance, August 31, 2008	26,350,000	26,350	686,925		(699,878)	13,397
Net loss for the year	-	-	-	-	(1,353,766)	(1,353,766)
Balance, August 31, 2009	26,350,000	26,350	686,925	-	(2,053,644)	(1,340,369)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY), Cont.
PERIOD FROM INCEPTION (SEPTEMBER 19, 2003) TO MAY 31, 2010
(Unaudited)
					DEFICIT
					ACCUMULATED
	COMMON SHARES		ADDITIONAL	COMMON	DURING THE
		PAR	PAID-IN	SHARES	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	SUBSCRIBED	STAGE	TOTAL

Balance, August 31, 2009	26,350,000	$26,350	$686,925	$-	$(2,053,644)	$(1,340,369)
Capital stock issued for settlement
of name issue:
January 2010 at $0.01 per share	50,000	50	450	-	-	500
Capital stock issued to buy
subsidiary:
March 2010 at $0.032 per share	300,000	300	9,300	-	-	9,600
Capital stock issued for cash:
March 2010 at $0.01 per share	59,750,000	59,750	527,750	-	-	587,500
Capital stock issued for services:
March 2010 at $0.01 per share	20,750,000	20,750	186,750	-	-	207,500
April 2010 at $0.01 per share	1,500,000	1,500	13,500	-	-	15,000
Capital stock issued for oil and
gas properties:
March 2010 at $0.01 per share	40,000,000	40,000	360,000	200,000	-	600,000
Capital stock issued for loan
conversion:
March 2010 at $0.01 per share	20,000,000	20,000	180,000	200,000	-	400,000
Shareholder loan interest forgiven	-	-	631,444	-	-	631,444
Capital stock issued with
short-term debt:
April 2010 at $0.065 per share	17,500,000	17,500	671,894	-	-	689,394
May 2010 at $0.065 per share	5,000,000	5,000	191,970	-	-	196,970
Net loss for the period	-	-	-	-	(1,633,588)	(1,633,588)
Balance, May 31, 2010	191,200,000	$191,200	$3,459,983	$400,000	$(3,687,232)	$363,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 May 31, 2010
(Unaudited)

The unaudited condensed consolidated financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s consolidated financial position and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2009.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosures needed for a fair presentation may be determined in that context.  Accordingly, some footnote disclosures, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended August 31, 2009 have been omitted.  The results of operations for the nine months ended May 31, 2010 are not necessarily indicative of results for the entire fiscal year ending August 31, 2010.

1.	NATURE AND CONTINUANCE OF OPERATIONS

Gulf United Energy, Inc. (the “Company”) was incorporated in Nevada in September 2003. The Company currently has limited operations.  The Company is a development stage company as defined by the Financial Accounting Standards Board (FASB) Accounting Standards for Development Stage Entities.  The Company acquired joint venture interests with a private Mexican company in a proposed natural gas pipeline project and a proposed liquefied natural gas (LNG) regasification and storage facility in Mexico. The Company is currently attempting to sell its interest in the joint ventures and little or no activity has occurred for about the last two years.  The Company does not currently have the resources necessary to fund any additional activities of the joint ventures. During the quarter ended May 31, 2010, Company management, based on their analysis of many factors, concluded that the Company’s interest the joint ventures not longer had value and, therefore, the interest in the joint ventures were deemed fully impaired and were written down to zero value. The Company (through its wholly-owned subsidiary) has a participating interest in a Peruvian shallow offshore petroleum exploration project.  The operator of the interest is currently drilling an initial exploratory well.  It is not known at this time if any recoverable reserves of oil and gas exist.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $3,687,232 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Between November 12, 2009 and May 31, 2010, the Company sold 59,750,000 shares of its common stock in a private placement, resulting in proceeds to the Company of $587,500. During the quarter ended May 31, 2010, the Company issued 22,250,000 shares of common stock to consultants for services rendered or to be rendered. Between April 26, 2010 and May 31, 2010, the Company borrowed an aggregate of $2,250,000 through the issuance of unsecured promissory notes, and as additional consideration for the issuance of the notes, issued an aggregate of 22,250,000 shares of its unregistered, restricted common stock.  Subsequent to May 31, 2010, the Company borrowed an additional $550,000 through the issuance of unsecured promissory notes, and issued or will issue 5,500,000 shares of its common stock as additional consideration for the issuance of the note.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Sale of joint venture interests - Terminated

As reported in the Form 8-K filed with the SEC on June 12, 2009, the Company entered into an agreement with its joint venture partner, Cia Mexicana de Gas Natural, S.A. de C.V., to sell all of the Company’s shares in Fermaca LNG de Cancun, S.A. de C.V. and Fermaca Gas de Cancun, S.A. de C.V. for a total amount of $1,000,000.  As a result of this anticipated sale, the Company, at May 31, 2009, impaired its advances to and investment in joint venture projects by

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010
(Unaudited)

$1,010,970 to $940,240 to reflect the estimated present value of the anticipated sales price, discounted at 10%.  Management formally withdrew the offer to sell the Company’s shares in Fermaca LNG de Cancun, S.A. de C.V. and Fermaca Gas de Cancun, S.A. de C.V. and has since attempted again to sell or restructure the Company’s interest but, to date, has not been successful.  As a result, during the current quarter, the company impaired its investment by the remaining $940,240 to zero which reflects management’s current view of the asset value.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (GAAP). The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary for a fair presentation of consolidated financial position and the results of operations have been reflected herein.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, and our observance of trends in the industry and information available from other outside sources, as appropriate. Different, reasonable estimates could have been used in the current period.  Additionally, changes in accounting estimates are reasonably likely to occur from period to period. These, and other, factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

Cash

Cash includes cash in a demand deposit account with a Houston bank.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable, accrued liabilities and debt.  It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these instruments. The fair value of these financial instruments approximates their carrying values.

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 May 31, 2010
(Unaudited)

The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest and discount rates that approximate prevailing market rates.  In determining fair values, there are three levels of inputs used to determine value.  Level 1 inputs are quoted prices in active markets for identical assets and liabilities.  Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs which include risk inherent in the asset or liability.

Software License

The value of the software license is stated at cost. Depreciation is computed using the straight-line method over the thirty six-month estimated useful life of the software. Any costs associated with maintenance and upgrades will be charged to expense as incurred. When the asset is retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized as income for the period; significant renewals and betterments are capitalized.  Deductions are made for retirements resulting from renewals or betterments.

Impairment of Long-lived Assets

The Company evaluates impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered.  These events include market declines, decisions to sell an asset and adverse changes in the legal or business environment.  If events or circumstances indicate that a long-lived asset’s carrying value may not be recoverable, the Company estimates the future undiscounted cash flows from the asset for which the lowest level of separate cash flows may be determined, to determined if the asset is impaired.  If the total undiscounted future cash flows are less than the carrying amount for the asset, the Company estimates the fair value of the asset through reference to sales data for similar assets, or by using a discounted cash flow approach.  The asset’s carrying value is then adjusted downward to the estimated fair value.  These cash flow estimates and assumptions could change significantly either positively or negatively.  During the quarter ended May 31, 2009, the Company recorded an impairment of $1,010,970 in the value of its interest in joint venture projects to reflect the present value of the expected cash to be recovered in the then-anticipated sale of the joint venture interests.  The anticipated sale has since been terminated.  At the end of the current quarter, management evaluated the stated value of the investment and concluded that, because the joint venture projects have been largely inactive for about two years and because management has been unsuccessful in negotiating a sale or restructure of the joint venture assets and other factors, that the value of the Company’s investment in the joint venture companies should be impaired by an additional $940,240 bringing the carrying value to zero.  Should the Company eventually sell the joint venture interests, the Company would recognize a gain at that time.

Inflation

The Company's results of operations have not been significantly affected by inflation and management does not expect inflation to have a significant effect on its operations in the foreseeable future.

Oil and gas properties

The Company follows the full cost method of accounting for its oil and gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Such costs include costs of acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil properties will be accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 May 31, 2010
(Unaudited)

relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss will be recognized in the consolidated statement of operations.

As of May 31, 2010, the Company had oil and gas property investments in the amount of $3,164,582 that are excluded from amortization because reserves have not been proven to be associated with those properties. If proved reserves are found and when its quantity can be estimated, costs in excess of the present value of estimated future net revenues will be charged to impairment expense. The Company will apply the full cost ceiling test on a quarterly basis on the date of the latest consolidated balance sheet presented.  The operator of the interest is currently drilling an initial exploratory well.  It is not known at this time if any recoverable reserves of oil and gas exist.

Asset retirement costs will be recognized when an asset is placed in service and will be included in the amortization base and will be amortized over proved reserves using the units of production method.  Depletion of proved oil and gas properties will be calculated on the units-of-production method based upon estimates of proved reserves. Such calculations include the estimated future costs to develop proved reserves. Costs of unproved properties are not included in the costs subject to depletion. These costs will also be assessed quarterly for ceiling test impairment.

Asset Retirement Obligation

GAAP requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and natural gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units of production method. Should either the estimated life or the estimated abandonment costs of a property change materially upon the Company’s quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using the Company’s credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost related to oil and gas property accounts.  At May 31, 2010, the Company has no asset retirement obligations.

Basic Loss Per Share

The Company is required to provide basic and diluted earnings (loss) per common share information.  The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended May 31, 2010, there were no potentially dilutive securities issued so diluted net loss per common share equals basic net loss per share.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Gulf United Energy, Inc. and its wholly-owned subsidiary, Gulf United Energy del Peru, Ltd. as of May 31, 2010. All significant intercompany transactions and balances have been eliminated in the consolidation.

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 May 31, 2010
(Unaudited)

Accounting for Uncertain Tax Positions

Generally accepted accounting principles (GAAP) provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an entity’s financial statements.  GAAP requires an entity to recognize the financial statement impact of a tax position when it is more likely that not that the position will we sustained upon examination. The Company believes that all significant tax positions utilized by the Company will more likely than not be sustained upon examination.  As of the Company’s fiscal year-end, August 31, 2009, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the year 2006 forward (with limited exceptions). Tax penalties and interest, if any, would be accrued as incurred and would be classified as tax expense in the consolidated statements of operations.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). As this guidance provides only disclosure requirements, the adoption of this standard did not impact the Company’s results of operations, cash flows or financial position.

Also in January, 2010, the FASB issued amended guidance for oil and gas reserve estimation and disclosure for oil and gas-producing activities.  The Company has adopted all of the amended guidance for oil and gas reserve estimation and disclosures for oil and gas-producing activities in these financial statements.

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

Subsequent to August 31, 2006, the Company entered into an amended letter of intent with CMGN whereby the general terms of the initial letter of intent were reinstated. The amended letter of intent acknowledged $1,013,985 had been advanced to CMGN on behalf of the Company, by a Company stockholder, (including the initial advance of $200,000) pursuant to the original letter of intent. In order to earn its 50% in the Gulf United/CMGN Joint Venture, the Company paid an additional $250,000 to CMGN and issued 935,000 shares of the Company’s restricted common stock to CMGN valued at $687,225 following the execution of the joint venture agreements.

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 May 31, 2010
(Unaudited)

The Company entered into a loan agreement with a stockholder covering funds advanced on its behalf. The loan was secured by the Company’s equity interest in the joint venture entities and bore interest at a rate of 10% per annum, compounded monthly, and was due in full on January 31, 2010.  On March 12, 2010, the Company entered into a debt conversion agreement with respect to $1,639,685 of outstanding debt owed to the stockholder, as disclosed under Note 8 – Shareholder Loans Payable and Accrued Interest.

The value of the joint venture investment was impaired in the amount of $1,010,970 and adjusted as of May 31, 2009 to reflect the present value of the then-agreed sale amount of $1,000,000 as discussed under Note 1 – Sale of Joint Venture Interests - Terminated. The valuation was completed utilizing level 3 inputs, using a 10% discount rate on funds to be received after the anticipated sale closing date.  During the current quarter, the joint venture investment was impaired further in the amount of $940,240 to reflect management’s view that as of May 31, 2010, the investment has zero value.

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

The joint venture balance sheets reflected above are consolidated with their subsidiaries, Energia YAAX, S.A de C.V (the company that will construct and own the proposed natural gas pipeline) and SIIT Energy, S.A. de C.V. (the company that will construct and own the proposed LNG plant), which are the operating companies in which the joint venture companies hold a 50% interest.  Because all costs incurred by the joint ventures and the underlying entities relate to the proposed development of the pipeline and LNG terminal, the joint venture companies have capitalized all costs and there are no revenues or expenses during the construction phase.  The minority interest shown in these balance sheets is the investment of the other 50% owner in the operating companies that will own the natural gas pipeline and the LNG storage and regasification plant.  The Company owns a 24% interest in the joint venture companies and a 12% net interest in the proposed projects shown in the above condensed balance sheets.  Management has requested, but has been unable to obtain more current financial information about the joint venture projects.  The joint venture partner has indicated that the projects are on a long

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010
(Unaudited)

term hold pending more favorable economic conditions, the securing of a long-term LNG contract, the approval of all permits and other conditions.

As of May 31, 2010, the joint venture partner owned 1,135,000 shares of the Company’s common stock.

4.     INVESTMENT IN SUBSIDIARY

On March 8, 2010, Rodeo Resources, LP. assigned 100 shares (total shares outstanding) of CMP Energy, Ltd. to the Company in exchange for 300,000 shares of Company unregistered, restricted common shares valued at $9,600 (determined with the assistance of independent valuation experts) which has been expensed as subsidiary formation cost. CMP Energy, Ltd. is organized under the laws of the British Virgin Islands and was formed as a corporation on March 30, 2007.  At the time of the transfer, CMP Energy, Ltd. was wholly-owned by Rodeo Resources, LP. and had no assets. Its only liability related to a software license agreement dated February 23, 2010 between CMP Energy, Ltd. and Seismic Micro-Technology, Inc.  Also on March 8, 2010, CMP Energy, Ltd. was renamed Gulf United Energy del Peru. Ltd.  Don Wilson, CEO and sole director of the Company was named a director of Gulf United Energy del Peru, Ltd.

5.    COMMON STOCK

On June 1, 2010, the Company’s shareholders approved the proposal to increase the authorized shares of Company common stock, par value $0.001 from 200,000,000 to 700,000,000.

The following schedule is a summary of the transactions in the Company’s common stock since August 31, 2009:

Shares outstanding as of August 31, 2009	26,350,000

Shares issued for the release of corporate name	50,000

Shares issued for purchase/formation of a subsidiary (see Note 4)	300,000

Shares issued for common stock subscriptions received as of May 31, 2010	59,750,000

Shares issued for services rendered or to be rendered	22,250,000

Shares issued for assignment of rights to participate in oil and gas projects (see Note 9)	40,000,000

Shares issued for conversion of debt to equity (see Note 7)	20,000,000

Shares issued in conjunction with debt subscriptions (see Note 8)	22,500,000

Total shares issued through May 31, 2010	191,200,000

Shares issued for conversion of debt to equity (see Note 7)	20,000,000

Shares issued for assignment of rights to participate in Peruvian projects (see Note 9)	20,000,000

Shares issued in conjunction with debt subscription (see Note 8)	2,500,000

Total shares issued as of July 14, 2010	233,700,000

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010
(Unaudited)

6.    INCOME TAXES

Potential benefits of net operating income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has incurred net operating losses totaling $3,687,232, which commence expiring in 2023 if not previously utilized. In accordance with generally accepted accounting principles, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses and the impairment charge has been offset by a valuation allowance in these condensed consolidated financial statements because the Company cannot be assured it is more likely than not to utilize the net operating losses carried forward and the impairment charge(s) to be realized in future years.

The value of the tax loss carryforward and the valuation allowance thereon are as follows:
	May 31, 2010	August 31, 2009
Tax benefit carry forward	$590,247	$354,509
Impairment loss	663,411	343,730
Valuation allowance	(1,253,658)	(698,239)
	$-	$-

7.    LOANS PAYABLE TO RELATED PARTIES

Notes payable to related parties consists of the following as of May 31, 2010:

Unsecured loans to related parties	$26,574

Two stockholders and former directors of the Company provided loans totaling $26,574.  The loans are non-interest bearing, unsecured and payable upon demand.

8.	SHAREHOLDER LOANS PAYABLE AND ACCRUED INTEREST

Unsecured loan and accrued interest payable to shareholders

Loan payable	$1,089,685
Accrued interest	24,392
1,114,077

New short-term debt	2,250,000
Less: total note discount for stock issued	(886,364)
Add: amortization of note discount	71,194
Add: accrued interest	16,500
1,451,330
Total shareholder loans payable and accrued interest	$2,565,407

The Company had received loans from one stockholder, James M. Askew totaling $2,271,129 as of March 11, 2010. This amount included accumulated and unpaid interest of $631,444 as of March 11, 2010.  These funds were used primarily to purchase the Company’s interest in the Mexican joint venture projects.  The total loan amount was comprised of: $1,263,985 of advances to the joint ventures, $375,700 used for operating costs and $631,444 of interest.  Through March 11, 2010, the loan was secured by the Company’s equity interest in the joint ventures.

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010
(Unaudited)

On March 12, 2010, the Company entered into a debt conversion agreement with respect to the outstanding debt owed to the stockholder, pursuant to which Mr. Askew converted $400,000 of the outstanding debt into 40,000,000 shares of the Company’s unregistered, restricted common stock.  20,000,000 of these shares were issued after the end of the current quarter as described under Note 10 – Subsequent Events.  Prior to conversion of the debt, Mr. Askew agreed to forgive all $631,444 of interest accrued on the Debt through March 11, 2010. The interest forgiven by the shareholder was recorded as additional paid-in capital. For the remaining amount payable to Mr. Askew, the Company issued a new one-year promissory note in the aggregate principal amount of $1,089,685 (the “New Note”) after a $150,000 principal payment in cash.  The New Note is unsecured, bears interest at 10% per annum and matures upon the earlier of (i) March 31, 2011 or (ii) the closing of any equity or equity equivalent financing, or the last of any such equity or equity equivalent financings, in which the Company receives gross proceeds of at least $5,000,000 subsequently increased to $10,000,000 (see Note 10). Interest payments are due quarterly beginning June 30, 2010.  On June 15, the New Note was amended as described under Note 10 – Subsequent Events.

Between April 26, 2010 and May 31, 2010, the Company borrowed an aggregate of $2,250,000 through the issuance of unsecured promissory notes which mature on April 26, 2011. The notes bear interest at 8% annually with all interest and principal due at maturity. As additional consideration for the purchasers of the notes, the Company issued 22,500,000 shares of its common unregistered, restricted common stock or 10 shares for each dollar of the notes.  These notes are subordinate to the first loan described under Note – 8 Shareholders Loans Payable and Accrued Interest.  The notes were discounted based on the fair market value of the common stock received (determined with the assistance of independent valuation experts) as a percentage of the total fair market value of all consideration received.  The resulting note discount is being amortized as additional interest expense over the twelve month life of the note and is being calculated based on a normal amortization schedule using the interest method.

Subsequent to May 31, 2010, the Company issued additional short-term promissory notes and issued additional unregistered, restricted common shares as described under Note 10 – Subsequent Events.

9.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Joint Venture Commitments

As reflected herein, the Company has entered into a joint venture agreement which requires funding currently estimated to be approximately $16,800,000 with respect to the Company's 12% interest in the proposed pipeline project.  Additional amounts will be required to fund the Company’s 12% interest in the proposed LNG storage and re-gasification project. At this time, the Company does not know, and cannot reasonably estimate, its portion of the costs associated with the proposed LNG storage and re-gasification project. Because the Company is solely an investor in the joint ventures and not the operator, management of the Company is currently unable to determine precisely when the funding amounts will become due or the amounts that will be required.  The Company currently does not have adequate resources to meet its funding requirements.  Should the Company be unable to fund the required amounts on a timely basis, the joint venture interests may be forfeited to the Company’s joint venture partner.

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010
(Unaudited)

Due to the current state of the global economy, the difficulties of the financial markets and relatively low oil and gas prices, among other things, there is no assurance that either of these projects will be constructed.  Because construction of these proposed projects has not commenced, and because the Company lacks the resources to fund its share of construction costs, coupled with the current state of the world economy, it is possible that these projects will not be built according to schedule or may not be built at all.  Because the projects have been on hold for a long period and other factors, management has determined to impair the value of the joint venture investment to zero.

Entry into participation agreement – Investment in oil and gas properties

On March 12, 2010, the Company, through its subsidiary Gulf United Energy del Peru Ltd., entered into a participation agreement (the “Participation Agreement”) with Upland Oil and Gas, LLC (“Upland”). Pursuant to the terms of the Participation Agreement, the Company, through the Subsidiary, acquired from Upland an up to 35% working interest in Block XXIV Peru, an approximately 280,000 acre onshore and offshore property, and an up to 35% working interest in the Peru TEA, which consists of four contiguous blocks totaling approximately 40,000,000 acres.  Upland will serve as the operator on both Block XXIV and the Peru TEA. Pursuant to the terms of the Participation Agreement, the Company will pay Upland up to $4,100,000 for costs and expenses incurred prior to March 12, 2010 (“past costs”) on Block XXIV. $200,000 was paid upon the execution of the Participation Agreement, $450,000 has been paid through May 31st and $700,000 has been paid through the date of this 10Q toward past costs. The Company will also pay Upland up to the first $6,000,000 for drilling costs and expenses incurred on Block XXIV after which costs and expenses will be shared pro-rata amongst the parties.  $1,763,391 has been paid toward these current expenses through May 31, 2010.  With respect to the Peru TEA, the Company will pay up to the first $1,500,000 of the ongoing costs and expenses incurred on the Peru TEA after which costs and expenses will be shared pro-rata amongst the parties.  The Company had not paid any of these costs as of May 31, 2010, but has made a $250,000 payment toward the Peru TEA ongoing costs as of the date of this 10-Q.  The Company is entitled to receive 70% of the revenue from Block XXIV attributable to the Company’s and Upland’s respective participation interests (in excess of costs and expenses incurred under the Block XXIV joint operating agreement attributable to the Company’s and Upland’s Block XXIV participation interests) until the Company has recovered its costs related to Block XXIV and the Peru TEA.  After the recovery of such costs, revenues will be shared between the parties pro-rata in accordance with the parties’ respective interests. Pursuant to the Participation Agreement, Upland has spudded one well prior to June 1, 2010 and, to date, has not spudded any additional wells.

The Company acquired the right to enter into the Participation Agreement from James M. Askew, John B. Connally III, Ernest B. Miller IV, and Rodeo Resources, LP, an entity owned by Jim Ford (collectively the “Assignors”, all of which are significant shareholders of the Company) pursuant to an assignment agreement dated March 12, 2010 (the “Assignment”), under which the Company paid the Assignors a $600,000 fee by issuing to the Assignors 60,000,000 unregistered, restricted shares of the Company’s common stock:  20,000,000 each to Mr. Askew and Mr. Connally, 10,000,000 each to Mr. Miller and Rodeo Resources, LP. 20,000,000 of the shares were not issued until after the end of the current quarter as described under Note 10 - Subsequent Events.  The $600,000 fee was capitalized as part of the acquisition cost of the participation agreement and reflected on the accompanying consolidated balance sheet as “Investment in oil and gas properties”.

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010
(Unaudited)

The Assignors also reserved a 2% overriding royalty interest in all oil, gas and other minerals produced and saved for the benefit of the Company on Block XXIV, the Peru TEA, and certain other interests that may subsequently be assigned to the Company pursuant to the Assignment.

As of May 31, 2010, the Company, through its subsidiary, has paid $2,213,391, in cash, to Upland pursuant to the participation agreement and has accrued and capitalized an additional $250,000 that was paid in early June, 2010. In addition to the costs paid to Upland and the fee paid to the Assignors, the Company issued 2,000,000 unregistered, restricted common shares valued at $20,000 to two individuals who assisted in closing the acquisition of the participation agreement and 2,000,000 unregistered, restricted common shares valued at $20,000 to one individual for geophysical and geotechnical evaluation of the Peru properties. The Company also incurred legal fees in the amount of $61,191 related to researching the properties and for negotiating and drafting the documents to acquire the participation agreement. All these costs have been capitalized and will be amortized only upon discovery, quantification and depletion of proved reserves. As the operating partner, Upland is currently drilling an exploratory well with an expected completion prior to the end of the current fiscal year (August 31, 2010).

Management does not expect to provide additional funding until significant data is available from the exploratory well; however, management is in receipt of an additional funding request related to the Peru TEA in the amount of $1,500,000 of which $250,000 has been paid as noted above.  Management is negotiating the timing for paying the remaining balance.  The Company will be required to raise additional funds through equity or debt offerings in order to fund this payment and future required payments. Failure to fully fund the participation agreement could result in a reduction in the working interest the Company acquired in the oil and gas properties.

Entry into tentative letter agreement and definitive agreement

On October 30, 2009, the Company entered into a tentative letter of intent with SK Energy Co., Ltd (“SK”) to acquire a 25% interest in Block CPO-4 in the Llanos Basin of Colombia.  This agreement has since terminated, but the Company has continued to negotiate with SK to acquire an interest in this property.  On April 5, 2010, the Company executed a letter agreement pursuant to which the Company has been offered an opportunity to participate as a 40% working interest partner in the 2.8 million acre offshore Peru block Z-46.   The Company has been actively negotiating with SK Energy and, on July 13, 2010, entered into an agreement as detailed under Note 10 – Subsequent Events. The Company may attempt to issue additional unregistered, restricted common shares, preferred shares or additional debt to fund some or all of this investment.

Entry into an agreement with our Chief Executive Officer

On March 1, 2010, the Company entered into a two-year agreement with Don Wilson for services to be rendered subsequent to March 1, 2010.  In order to retain Mr. Wilson as an executive and director of the Company, Mr. Wilson was issued 5,000,000 shares of unregistered, restricted common shares valued at $50,000 as a retention bonus. Also under the agreement, the Company will pay Mr. Wilson $180,000 before the end of calendar year 2010 and $180,000 in calendar year 2011 as compensation.

Entry into software license agreement

In March, 2010, the Company (through its wholly-owned subsidiary) began paying a twelve-month software license agreement with Seismic Micro-Technology for seismic analysis software.  The license agreement was entered into by the subsidiary on February 23, 2010, is payable in twelve monthly installments of $5,213 beginning March 25, 2010 for a total cost of $62,563. After the twelve-month period, subsidiary management may decide to pay may decide to pay a software maintenance fee, currently 16% of list price, or an annual cost of

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010
(Unaudited)

approximately $10,115 in order to receive software maintenance and upgrades.

10.  SUBSEQUENT EVENTS

Increase in authorized shares

Based on the approval of Proposal 1 at the shareholder meeting held June 1, 2010, The Company’s articles of incorporation have been amended to increase the number of authorized common shares from 200,000,000 to 700,000,000.

Authorization of preferred stock

Based on the approval of Proposal 2 at the shareholder meeting held June 1, 2010, The Company articles of incorporation have been amended to authorize up to 50,000,000 shares of “Blank Check” preferred stock.  “Blank Check” preferred stock is commonly authorized by publicly traded companies and is frequently used as a preferred means of raising capital and making acquisitions because it provides maximum flexibility with respect to future financing transactions.

Short-term debt

On June 9, 2010, the Company borrowed $250,000 through the issuance of an unsecured promissory note, which matures on April 26, 2011.  On July 14, 2010, the Company borrowed $300,000 through the issuance of two unsecured promissory notes, which mature on July 14, 2011. The notes bear interest at 8% annually with all interest and principal due at maturity.

Issuances of common stock

Since May 31, 2010 and through July 20, 2010, the Company has issued an aggregate of 42,500,000 shares of common stock to subscribers and shareholders as follows: (i) 20,000,000 shares were issued to fulfill the Company’s obligations under the assignment agreement described under note 9 – Commitments and Contractual Obligations, (ii)  20,000,000 shares were issued to fulfill the Company’s obligations under the debt conversion agreement described under Note 8 – Shareholder Loans Payable and Accrued Interest and (iii) 5,500,000 shares were or will be issued as additional consideration to the purchasers of a principal amount of $550,000 unsecured promissory note as described above.

Amendment of loan from shareholder

On June 15, 2010, the note agreement with James M. Askew was amended and restated.  Under the terms of the amended agreement, repayment is not triggered unless the Company completes equity or equity-equivalent financing with total gross proceeds of $10,000,000 (was $5,000,000 under the original agreement). If equity or equity-equivalent proceeds are insufficient to repay the note, Mr. Askew may convert the then-remaining principal and interest of the note into shares of common stock at a conversion price of $0.15 per share.  In addition, Mr. Askew is entitled to any proceeds from the sale of the Company’s joint venture interests until his note and accrued interest have been paid in full.

Entry into Farmout Agreement

On July 13, 2010, as reported in the 8K filed July 19, 2010, Gulf United Energy, Inc. (the “Company”) entered into a farmout agreement (the “Farmout Agreement”) with SK Energy Co. LTD. (“SK”).  Pursuant to the terms of the Farmout Agreement, the Company, through its wholly-owned subsidiary Gulf United Energy Cuenca Trujillo Ltd., acquired the right to earn an undivided forty percent (40%) participation interest in Block Z-46, an approximately 2.8 million acre offshore block in Peru.  The assignment of the participation interest in Block Z-46

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010
(Unaudited)

is conditioned upon the approval of the assignment by Perupetro S.A.  In the event Perupetro S.A. does not approve the assignment on or before January 13, 2012, SK may terminate the Farmout Agreement.

Prior to the execution of the Farmout Agreement, SK held 100% of the interests in the license agreement covering Block Z-46.  SK, through its subsidiary, SK Energy Sucursal Peruana, will serve as operator on Block Z-46. Pursuant to the terms of the Farmout Agreement, the Company will pay SK approximately $2,914,917 for its proportionate share of past costs and expenses incurred through May 31, 2010.  The payment for past costs is due within thirty (30) days after receipt of the approval from Perupetro S.A.  The Company will also pay SK its proportionate share of on-going costs and thirty-five percent (35%) of seismic acquisition costs (which includes 75% of the seismic acquisition costs incurred in the second exploration period between July 19, 2009 and August 16, 2011).  These costs are estimated to be approximately $4,600,000.

The Company acquired the right to enter into the Farmout Agreement from James M. Askew, John B. Connally III, Ernest B. Miller IV, and Rodeo Resources, LP, an entity owned by Jim Ford (collectively the “Assignors”) pursuant to an assignment agreement dated as of April 5, 2010 (the “Assignment”).  In connection with the execution of the Assignment, the Company agreed to pay the Assignors a $1,680,000 fee by issuing to each of the Assignors, 14,000,000 shares of the Company’s unregistered, restricted common stock.  The Assignors also reserved a 2% overriding royalty interest all oil, gas and other minerals produced and saved for the benefit of the Company on Block Z-46.

Subsequent events through July 20, 2010 have been considered in these condensed consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010
(Unaudited)

Note 11.  SUPPLEMENTAL DISCLOSURES – STATEMENTS OF CASH FLOWS

Supplemental Disclosure of Non-Cash and Financing Activities:

	Nine months ended May 31,		Period From Inception Through
	2010	2009	M ay 31, 2010

Investment advances paid from shareholder loans	$-	$-	$1,263,985
Capital stock issued for investment in joint venture projects	$-	$-	$687,225
Capital stock issued for expenses	$145,600	$-	$145,600
Capital stock issued for pre-paid expenses	$47,000	$-	$47,000
Capital stock issued for oil and gas projects	$440,000	$-	$440,000
Capital stock issued in connection with short-term notes	$886,364	$-	$886,364
Interest forgiven on shareholder loan payable	$631,444	$-	$631,444
Capital stock issued in conversion of shareholder loan	$200,000	$-	$200,000
Capital stock subscribed:
In conversion of shareholder loan	$200,000	$-	$200,000
For oil and gas projects	$200,000	$-	$200,000
Investment in oil and gas properties acquired with accounts payable	$250,000	$-	$250,000
Capital expenditures acquired with accounts payable	$46,922	$-	$46,922

Settlement of loan payable by assignment of investment:
Loan payable	$-	$-	$(200,000)
Investment	$-	$-	$200,000
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$483	$-	$958
Income taxes	$-	$-	$-

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the annual report on Form 10-K and with other sections of this report, including the financial statements.

Plan of Operation

On March 12, 2010, the Company, through its wholly-owned subsidiary, entered into a Participation Agreement with Upland Oil and Gas LLC (Upland) and acquired from Upland an up to 35% working interest in Block XXIV Peru, an approximately 280,000 acre onshore and offshore property, and an up to 35% working interest in the Peru TEA, consisting of four contiguous blocks totaling approximately 40,000,000 acres.  This agreement is more fully described in Note 9 – Commitments and Contractual Obligations.  Upland will serve as operator on both Block XXIV and the Peru TEA.  Pursuant to the Participation Agreement, Upland has spudded one well prior to June 1, 2010 and, to date,  has not spudded any additional wells.

As reported in the 8K filed on July 19, 2010 and above under Note 10 – Subsequent Events, on July 13, 2010, the Company, through its wholly-owned subsidiary, entered into a farmout agreement with SK Energy Cuenca Trujillo, Ltd (SK), in which acquired the right to earn an undivided forty percent (40%) participation interest in Block Z-46, an approximately 2.8 million acre offshore block in Peru.   SK will serve as operator on Block Z-46.

Results of Operations for the Quarter and Nine Months Ended May 31, 2010

We have not earned any revenues during the period from inception through May 31, 2010.  The Company had an operating loss for the nine months ended May 31, 2010 of $1,633,588, and an accumulated net loss since inception of $3,687,232.  For the quarter, we incurred operating expenses of $411,681 and recorded an impairment loss on our interest in joint venture projects of $940,240 resulting in a net loss of $1,351,921 for the quarter ended May 31, 2010.  For the quarter ended May 31, 2009, we incurred operating expenses of $73,270 and recorded an impairment loss on our interest the in joint venture projects of $1,010,970, resulting in a net loss of $1,084,240. The increase in our net loss in 2010 was primarily the result of the significant increases in professional fees, consulting costs, referral fees and interest cost related to raising additional funds in the current quarter and acquiring new investments.  Operating expenses in the nine months ended May 31, 2010 increased $445,489 over the same period in 2009.  The increases were in professional fees, consulting costs, referral fees and interest cost related to the new activities begun largely during the current quarter.  From inception through May 31, 2010, the Company has used $730,082 of net cash in operating activities, used $2,543,523 of net cash in investing activities and $3,365,824 of net cash was provided by financing activities.

Liquidity and Capital Resources

At May 31, 2010, the Company has current assets of $139,219 and current liabilities of $2,997,474, resulting in a working capital deficit of $2,858,255.  In March 2010, the Company entered into a debt conversion agreement relating to the $2,264,228 shareholder loan owed to James M. Askew whereby Mr. Askew: (i) forgave $631,444 of accrued interest, (ii) received $150,000 in cash, (iii) converted $400,000 in principal for 40,000,000 shares of common stock and (iv) entered into a new unsecured note in the principal amount of $1,089,685 maturing on March 31, 2011.  Through May 31, 2010, we have received cash of $587,500 from the sale of 59,750,000 shares of common stock.  In addition, through July 20, the Company has raised $2,800,000 in short-term debt and issued 28,000,000 shares of common stock as additional consideration. Other than the loans noted above, the Company has no other external credit facilities.

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, Cont.

The Company will be required to raise funds in order to satisfy its obligations pursuant to the Participation Agreement.  As of July 20, 2010 the Company has paid $2,713,391 to Upland.  The Company is required to pay Upland up to $4,100,000 in “Past Costs” plus up to the first $6,000,000 for drilling costs and expenses incurred on Block XXIV and up to the first $1.5 million of the ongoing costs and expenses incurred on the Peru TEA. While the timing of the funding requirements is not clear, the Company will have to raise additional debt or equity funds to fulfill these obligations in the near term.

Because the Company has terminated the agreement to sell the Company’s interest in the Mexican joint ventures, the ability to generate cash from this investment is currently uncertain; however, management believes that there will be no requirement to fund joint venture operations and further, during the current quarter, the investment value has been impaired to zero value as a result of multiple factors and this is reflected in the condensed consolidated financial statements.  Should joint venture operations resume, the joint venture agreement requires the Company to provide funding currently estimated to be $16,800,000 with respect to the Company’s 12% interest in the proposed pipeline project.  Additional amounts would be required to fund the Company’s 12% interest in the proposed LNG storage and regasification project.  At this time, the Company does not know, and cannot reasonably estimate, its portion of the costs associated with the proposed LNG storage and regasification project.

The Company will need to raise or borrow additional cash to fund current commitments and operating expenses for the current fiscal year. In addition, the Company is required to make quarterly interest payments of approximately $27,242 on the shareholder note payable until it is due in full on March 11, 2011.  The Company has no current credit facilities and will continue to rely on best efforts equity and/or debt financings which may not be successful.  We have not attained profitable operations and are, therefore, dependent upon obtaining additional best efforts debt or equity financing in order to remain in business.  If we are unable to obtain sufficient financing, there is substantial doubt that we will be able to continue as a going concern.  Our auditors have issued a going concern opinion for our financial statements due to their substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure results from fluctuations in foreign exchange rates.  The Company is exposed to foreign exchange risk based on the Company’s investment in two joint venture entities based in Mexico as well as its investment in Peru.  The Company funds the joint venture and reports the joint venture investment in US dollars, but the financial statements of the entities are prepared in Mexican pesos and converted to US dollars.  Fluctuations in the value of the US dollar relative to the value of the Mexican peso could affect the value of our investment.  Similarly, if we are required to reimburse expenses originally denominated in Peruvian currency, our total cost could increase. We don’t expect that this risk will have a material impact on future financial statements.  The Company is not exposed to market risks related to fluctuations in interest rates.  The interest rate on all Company debt instruments is fixed.  We do not currently own marketable securities, use interest rate swaps, futures contracts, options on futures or other types of derivative financial instruments. We do not hold or issue financial instruments for trading purposes.

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls
Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.   We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of May 31, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act.

Based upon that evaluation, our Certifying Officers concluded that, as of May 31, 2010, our disclosure controls and procedures were effective.  There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 1A.  Risk Factors

As a result of the recent entry into a participation agreement, the company is now subject to risk factors in addition to those previously disclosed under Item 1 of the Company’s Form 10-K filed with the SEC on December 15, 2009:

GEOPOLITICAL INSTABILITY WHERE WE OPERATE SUBJECTS US TO POLITICAL, ECONOMIC AND OTHER UNCERTAINTIES.

The Company will participate in an operation doing business in Peru which is in a region of the world where there have been civil wars, instability and internecine conflicts. External or internal political forces could create a political climate that could lead to a change in political leadership, the outbreak of hostilities, or civil unrest. Such uncertainties could result in our having to cease Peru operations and could result in the loss or delay of our rights under the participation agreement and the loss of all or part of our investment in oil and gas properties which totaled $3,164,582 as of May 31, 2010.

Further, we face political and economic risks and other uncertainties with respect to this operation, which may include, among other things:

•	loss of revenue, property and equipment as a result of hazards such as expropriation, war, acts of terrorism, insurrection and other political risks;
•	increases in taxes and governmental royalties;
•	unilateral renegotiation of contracts by governmental entities;
•	difficulties enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations;
•	changes in laws and policies governing operations of foreign-based companies;
•	currency restrictions and exchange rate fluctuations; and,
•	our inability to raise capital necessary to fund our continuing investment and operating requirements.

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

We do not have any reserve reports, geology or petroleum engineering reports for our interests in Block XXIV or the Peru TEA.  A reserve report reflects the estimated quantities of oil and gas based on reports prepared by third party reserve engineers.  Reserve reporting is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner.  Because we do not have any proven reserves, our expectations as to oil and gas reserves are uncertain.

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)

Item 1A.  Risk Factors, Cont.

WE HAVE NO CONTROL OVER ACTIVITIES ON PROPERTIES WE DO NOT OPERATE, WHICH COULD REDUCE OUR PRODUCTION AND REVENUES.

If we do not operate the properties in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of underlying properties. The failure of an operator of our wells to adequately perform operations or an operator's breach of the applicable agreements could reduce our anticipated future production and revenues. The success and timing of our drilling and development activities on properties operated by others, therefore, depends upon a number of factors outside of our control, including the operator's timing and amount of capital expenditures, expertise and financial resources, inclusion of other participants in drilling wells and use of technology.

WE HAVE NO ABILITY TO CONTROL THE PRICES THAT WE MAY RECEIVE FOR OIL AND GAS.  OIL AND GAS PRICES ARE VOLATILE AND A SUBSTANTIAL OR EXTENDED DECLINE IN PRICES COULD ADVERSLY AFFECT OUR FINANCIAL CONDITION, LIQUIDITY, ABILITY TO OBTAIN FINANCING AND FUTURE OPERATING RESULTS.

We have no source of revenue at this time. Our financial viability is based solely on our ability to sell equity or debt securities to investors or enter into a joint venture or similar strategic relationship with an industry partner, sell a portion of our interest in Block XXIV or the Peru TEA, or borrow funds.  We expect that entering into these partnering relationships would entail transferring a portion of our interest in Block XXIV or the Peru TEA to such partner.  Such investors would consider the price of oil and gas, among other things, in making an investment decision.  Declines in oil and gas prices may adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Low oil and gas prices also may reduce the amount of oil and gas that we could produce economically, if any. Low oil and gas prices in the future could have a negative effect on our future financial results. Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

•	the level of domestic and foreign supplies of oil;
•	the level of consumer product demand;
•	weather conditions;
•	political conditions in oil producing regions throughout the world;
•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
•	the price of foreign oil imports;
•	actions of governments;
•	domestic and foreign governmental regulations;
•	the price, availability and acceptance of alternative fuels;
•	overall economic conditions;
•	value of the U.S. dollar;
•	war and/or terrorist activities; and,
•	world economic conditions.

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)

Item 1A.  Risk Factors, Cont.

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

Any of these events could result in loss of human life, significant damage to property, environmental pollution, clean-up costs, reimbursements for lost revenues and profits of third parties, impairment of our operations and substantial losses. Locating pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could increase these risks. The occurrence of any of these events could have a material adverse effect on our business plan, financial position, results of operations and future cash flows.

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)

Item 1A.  Risk Factors, Cont.

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

THE OIL AND GAS INDUSTRY IS SUBJECT TO HAZARDS RELATED TO POLUTION AND ENVIRONMENTAL ISSUES WHICH MAY CREATE SUBSTANTIAL LIABILITIES TO THIRD PARTIES.

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

THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO FIND, DEVELOP AND ACQUIRE OIL AND GAS RESERVES.

We hope to find certain reserves of gas and oil that can be profitably exploited. There is, however, no guarantee that we will find reserves that will economically produce. Future drilling activities could subject us to many risks, including the risk that we will not find commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable, not only from dry wells, but from productive wells that do not produce sufficient revenues to return a profit. Also, title problems, weather conditions, governmental requirements and shortages or delays in the delivery of equipment and services can delay our drilling operations or result in their cancellation. The cost of drilling, completing and operating wells is often uncertain, and new wells may not be productive. As a result, we may not recover all or any portion of our investment. Moreover, if natural gas and oil prices decline, the amount of natural gas and oil we can economically produce may be reduced, which may result in a material decline in our revenues, if any.

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)

Item 1A.  Risk Factors, Cont.

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

EXPANSION OF OUR EXPLORATION PROGRAM WILL REQUIRE CAPITAL FROM OUTSIDE SOURCES.

We do not have the financial resources to fund our current commitments.  Absent raising additional capital, we will not be able to fulfill our financial obligations under the Participation Agreement.  There is no assurance that capital will be available in the future to us or that capital will be available under terms acceptable to us. We will need to raise additional money, either through the sale of equity securities (which would dilute the existing stockholders' interest), through the entering of joint venture agreements (which, while limiting our risk, would reduce our ownership interest in the working interests), or from borrowings, if available, from third parties (which could result in our assets being pledged as collateral and which would increase our debt service requirements).

Additional capital could be obtained from a combination of funding sources, many of which could have a material adverse effect on our business, results of operations and financial condition. These potential funding sources and the potential adverse effects attributable thereto, include:

•	additional offerings of equity securities, which would cause dilution of our common stock holders;
•	sales of interests in the exploration program, which would reduce future revenues, if any, from that program;
•
borrowings, if available, from financial institutions, which may subject us to certain restrictive covenants, including covenants restricting our ability to raise additional capital or pay dividends; and

•
debt offerings, which would increase our leverage and add to our need for cash to service such debt (which could result in additional assets being pledged as collateral and which would increase our debt service requirements); due to current conditions prevailing in the credit markets, it is unlikely we  would have any success borrowing money to fund a drilling program.

It is difficult to quantify the amount of financing or equity we may need to fund our business plan.  The amount of funding we may need in the future depends on various factors such as:

•	the amount and timing of funding required;
•	our financial position;
•	the prevailing market price of natural gas and oil;
•	number and costs of projects; and
•	the lead time required to bring any discoveries to production

Our ability to raise additional capital will depend on the results of operations and the status of various capital and industry markets at the time such additional capital is sought. Capital may not become available to us from any particular source or at all. Even if additional capital becomes available, it may not be on terms acceptable to us. Failure to obtain additional financing on acceptable terms will have a material adverse effect on our business plan, financial position, results of operations and future cash flows.

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)

Item 1A.  Risk Factors, Cont.

DRILLING WELLS COULD RESULT IN NEW LIABILITIES, WHICH COULD ENDANGER OUR INTERESTS IN OUR PROPERTIES AND ASSETS.

There are risks associated with the drilling of oil and natural gas wells which could significantly reduce our revenues or cause substantial losses, impairing our future operating results. We may become subject to liability for pollution, blow-outs or other hazards. Our joint venture partners may intend to obtain insurance with respect to these hazards, but such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. The payment of such liabilities could reduce the funds available to us or could, in an extreme case, result in a total loss of our properties and assets. Moreover, we may not be able to maintain adequate insurance in the future at rates that are considered reasonable. Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including, but not limited to, premature decline of reservoirs and the invasion of water into producing formations.

WE HAVE COMPETITION FROM OTHER COMPANIES THAT HAVE LARGER FINANCIAL AND OTHER RESOURCES THAT PUT US AT A COMPETITIVE DISADVANTAGE.

A large number of companies and individuals engage in drilling for gas and oil, and there is competition for the most desirable prospects. We will encounter intense competition from other companies and other entities in the sale of our oil and gas production. We could be competing with numerous oil and gas companies which have financial resources significantly greater than ours. The quantities of gas and oil to be delivered by us may be affected by factors beyond our control, such as the inability of the wells to deliver at the necessary quality and pressure, premature exhaustion of reserves, changes in governmental regulations affecting allowable production and priority allocations and price limitations imposed by Federal and state regulatory agencies, as well as foreign governments.

WE ARE HIGHLY DEPENDENT ON OUR MANAGEMENT, DIRECTOR AND CONSULTANTS AND ANY FAILURE TO RETAIN THE SERVICES OF SUCH PARTIES COULD ADVERSELY AFFECT OUR ABILITY TO EFFECTIVELY MANAGE OUR OPERATIONS OR SUCCESSFULLY EXECUTE OUR BUSINESS PLAN.

The successful implementation of our business strategy is highly dependent on our management, director and certain key geoscientists, geologists, engineers and other professionals engaged by us.  The loss of management, directors or other highly qualified technical professionals could adversely affect our ability to effectively manage our overall operations or successfully execute current or future business strategies which may have a material adverse effect on our business, financial condition and operating results.

THE CURRENT RECESSION COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR FINANCIAL POSITION, RESULTS OF OPERATIONS AND CASH FLOWS.

The oil and gas industry is cyclical in nature and tends to reflect general economic conditions.  The US and other world economies are in a recession that may lead to significant fluctuations in demand and pricing for crude oil and natural gas production.  Our business plan will likely be significantly affected by decreased demand and lower crude oil and natural gas prices.  If crude oil and natural gas prices continue to decline, there could be impairment of operating assets.  Our future access to capital, as well as that of our contractors, could be limited due to tightening credit markets that could inhibit our business development.

OUR SUCCESS DEPENDS ON OIL AND GAS INDUSTRY VENDORS AND WE MAY NOT BE ABLE TO OBTAIN ADEQUATE SERVICES.

We are dependent on industry vendors for the success of our oil and gas exploration projects. We could be harmed if we fail to attract quality industry vendors to participate in our exploration and production activities.

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)

Item 1A.  Risk Factors, Cont.

NEW INVESTORS OR COMMERCIAL PARTNERS MAY REQUIRE PARTICIPATION INTERESTS WHICH COULD DECREASE FUTURE PROFITABILITY.

The pace of exploration and the level of operations may be determined by the amount of funding available. If funding is limited, exploration may be continued under agreements that provide investors or commercial partners with a participation interest in a particular property held by us. Under this type of arrangement, an investor or commercial partner would invest in a specific property and receive a negotiated interest in that specific property. This would reduce the potential profitability of the remaining interest in the property and reduce our ability to control and manage the property. We expect that entering into these partnering relationships would entail transferring a portion of our interest in the working interests to such partner.

WE MAY EXPERIENCE FLUCTUATIONS IN RESULTS OF OPERATIONS.

Any future revenues may be affected by a variety of factors, many of which are outside our control, including (a) the success of project results; (b) swings in availability of drilling services needed to implement projects and the pricing of such services; (c) a volatile oil and gas pricing market which may make certain projects that we undertake uneconomic; (d) our ability to attract qualified employees and consultants; and (e) the amount and timing of operating costs and capital expenditures relating to conducting our business operations and infrastructure. As a result of our limited operating history and the emerging nature of our business plan, it is currently impossible to forecast revenues or earnings, if any, accurately and they may fluctuate significantly from quarter to quarter.

OUR MANAGEMENT AND CERTAIN KEY INVESTORS CONTROL A SIGNIFICANT PERCENTAGE OF OUR CURRENT OUTSTANDING COMMON STOCK; THEIR INTERESTS MAY CONFLICT WITH THOSE OF OUR OTHER SHAREHOLDERS.

Our directors, executive officers, and 5% investors and their affiliates collectively and beneficially own or control a majority of our voting power. This concentration of voting control gives these persons substantial influence over any matters which require a shareholder vote, including, without limitation, the election of directors, even if their interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control of the Company. This could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From December 1, 2009 through March 31, 2010, the Company sold to sixteen accredited investors, 59,750,000 shares of unregistered, restricted common share subscriptions for $587,500, and issued 50,000 shares of unregistered, restricted common stock valued at $.01 per share to regain the right to use the Company name.

In April, 2010, the Company issued to service providers 22,250,000 shares of common stock for services rendered or to be rendered valued at $.01 per share.

On April 26, 2010, we borrowed an aggregate of $1,750,000 through the issuance of 8% unsecured promissory notes and issued as additional consideration to the lenders, 17,500,000 shares of the Company’s common stock.  The proceeds from the sale of the notes and the shares of the Company’s common stock were used to fund the Company’s obligations under the Participation Agreement and for general working capital purposes.

On May 5, 2010, we borrowed $500,000 through the issuance of an 8% unsecured promissory note and issued as additional consideration to the lenders, 5,000,000 shares of the Company’s common stock.  The proceeds from the sale of the note and the shares of Company’s common stock were used to fund the Company’s obligations under the Participation Agreement and for general working capital purposes.

Between June 1, 2010 and July 20, 2010, we borrowed $550,000 through the issuance of 8% unsecured promissory notes and issued as additional consideration to the lenders, 5,500,000 shares of the Company’s common stock.  The proceeds from the sale of the note and the shares of Company’s common stock were used to fund the Company’s obligations under the Participation Agreement and for general working capital purposes.

Between March and June 2010, the Company issued an aggregate of 60,000,000 shares of common stock in lieu of a $600,000 cash fee in connection with the Participation Agreement.  The Company also issued to James M. Askew 40,000,000 shares of common stock in consideration for converting $400,000 of outstanding indebtedness to equity.

Also in March 2010, the Company issued 300,000 shares of common stock to Rodeo Resources, LP in return for all of the outstanding shares of its subsidiary shell company, CMP Energy, Ltd., a British Virgin Islands corporation, which was renamed Gulf United Energy del Peru Ltd.

Each of these transactions was exempt from registration under Section 4(2) of the Securities Act of 1933.  No sales commissions were paid in connection with these issuances.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5. Other Information

None.

GULF UNITED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)

Item 6. Exhibits and Reports

The following exhibits are filed as part of this Quarterly Report or were heretofore filed and are hereby incorporated by reference.

In reviewing the agreements included or incorporated by reference as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this Quarterly Report on Form 10-Q and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

*10.1	Participation Agreement, dated March 12, 2010, by and between Gulf United Energy del Peru Ltd. and Upland Oil and Gas, LLC Sucursal del Peru

*10.2	Debt Conversion Agreement, dated March 12, 2010, by and between the Company and James M. Askew

*10.3	Assignment Agreement dated March 12, 2010, by and between the Company, James M. Askew, John B. Connally III, Ernest B. Miller IV, and Rodeo Resources, LP.

10.4	Gulf United Energy, Inc Amended and Restated Articles and Bylaws

10.5	Amended and Restated Shareholder Loan Agreement, dated June 15, 2010 by and between the Company and James M. Askew

**10.6	Farmout Agreement, dated July 13, 2010 by and between Gulf United Energy Cuenca Trujillo, Ltd. and SK Energy, Sucursal Peruana

**10.7	Assignment Agreement dated April 5, 2010, by and between the Company, James M. Askew, John B. Connally III, Ernest B. Miller IV, and Rodeo Resources, LP.

31.1	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to Form 8-K filed on March 12, 2010

**Incorporated by reference to Form 8-K filed on July 19, 2010

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF UNITED ENERGY, INC.

/S/ DON WILSON
Don Wilson, President and C.E.O.
(Principal Executive Officer)

DATED:  July 20, 2010

/S/ DAVID POMERANTZ
David Pomerantz, CFO
Principal Financial Officer and
Principal Accounting Officer

DATED:  July 20, 2010