Form 10-K
period 2010-08-31
Gulf United Energy, Inc.
filed 2010-12-07
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]   Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2010

[  ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ___________________

Commission File Number    000-52322

Gulf United Energy, Inc.
(Exact name of small Business Issuer as specified in its charter)

Nevada	20-5893642
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O Box 22165;  Houston, Texas  77227-2165
(Address of principal executive offices)  (Postal or Zip Code)

Registrant's telephone number, including area code:  713-942-6575

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   [   ] Yes [ X ] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the registrant’s common equity was last sold, as  of February 28, 2010 (the last day of the registrant’s most recently completed second fiscal quarter) was approximately $12,747,760.  Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.                .

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

N/A

(APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

 As of November 29, 2010, there were 308,900,000 shares of $0.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(None)

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

PART I

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, and although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation those discussed in the sections of this Annual Report titled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those set forth below:

●	Changes in the political and regulatory environment and in business and fiscal conditions in South America, and in Colombia and Peru in particular;

●	Our ability to attract and retain management and personnel with experience in oil and gas exploration and production;
●	Our ability to identify viable farm-in, participation and/or joint venture opportunities in the energy sector in Colombia and Peru;

●	Our ability to successfully operate, or influence the operator of, exploration and production blocks where we have participation interests, in a cost effective manner;

●	Our ability to raise capital when needed and on acceptable terms and conditions;

●	The intensity of competition;

●	Changes and volatility in oil and gas pricing; and

●	General economic conditions.

Investors should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”).  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report.

All written and oral forward-looking statements made in connection with this Annual Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements. All references in this Form 10-K to “Gulf United Energy, Inc.,” the “Company,” “we,” “us” or “our” or similar terms are to Gulf United Energy, Inc., and its wholly owned subsidiaries.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

ITEM 1. BUSINESS

For definitions of certain oil and gas industry terms used in this annual report on Form 10-K, please see the Glossary appearing on page G-1.

The Company

We are an international, early-stage oil and gas exploration and production company.  We have acquired a working interest in an oil and gas property in Colombia and have entered into agreements to acquire additional working interests in properties located in Peru.   We expect to engage in investment opportunities in oil and gas exploration and development. The scope of our activities in this regard may include, but may not be limited to, the acquisition of or assignment of rights to develop exploratory acreage under concessions with government authorities and other private or public exploration and production (“E&P”) companies, the purchase of oil and gas producing properties, farm-in and farmout opportunities (i.e., the assumption of or assignment of obligations to fund the cost of drilling and development).

We are currently evaluating ways to optimize our business structure as to the manner in which we conduct business and where we intend to develop our business, in order to comply with local regulations while optimizing our tax, legal and operational flexibility.

Oil and Gas Industry

The oil and gas industry is a complex, multi-disciplinary sector that varies greatly across geographies. As a heavily regulated industry, operating conditions are subject to political regimes and changing legislation. Governments can either induce or deter investment in exploration and production, depending on legal requirements, fiscal and royalty structures and regulation. Beyond political considerations, exploration and production for hydrocarbons is an extremely risky business with multiple failure modes. Exploration and production wells require substantial investment and are long-term projects: sometimes exceeding twenty to thirty years. Regardless of the effort spent on an exploration or production prospect, success is difficult to attain. Even though modern equipment, including seismic equipment and advanced software, has helped geologists find producing structures and map reservoirs, they do not guarantee any outcome. Drilling is the only method to determine whether a prospect will be productive, and even then, many complications can arise during drilling (e.g., those relating to drilling depths, pressure, porosity, weather conditions, permeability of the formation and rock hardness). Typically, there is a significant chance that exploratory wells will result in non-producing holes, leaving investors with the cost of seismic and a dry well which can total in the millions of dollars. Even if oil is produced from a particular well, there is always the possibility that treatment, at additional cost, may be required to make production commercially viable.   Further, production profiles decline over time. In summary, oil and gas exploration and production is an industry with high risks and high entry barriers, but it is also potentially lucrative.

Oil and gas prices determine the commercial feasibility of a project.  Certain projects may become feasible with higher prices or, conversely, may falter with lower prices. Volatility in the price of oil, gas and other commodities has increased during the last few years, complicating the assessment of revenue projections.  Most governments have enforced strict regulations to uphold high standards of environmental awareness; thus, holding companies to a high degree of responsibility vis à vis protecting the environment. Aside from such environmental factors, oil and gas drilling is often conducted near populated areas.  For a company to be successful in its drilling endeavors, working relationships with local communities are crucial to promote business strategies and to avoid the repercussions of disputes that might arise over local business operations.

Global Recession, Volatility and Crude Oil and Natural Gas Prices

Aside from operational and regulatory issues that affect E&P companies, every major market has been affected by the global recession during the past several fiscal quarters. The energy sector is no exception. West Texas Intermediate (“WTI”) crude prices, the standard oil benchmark for the western hemisphere, tumbled from over $140 per barrel in mid 2008 to less than $40 per barrel in early 2009, before rebounding somewhat recently. Natural gas prices have been similarly volatile. Furthermore, the volatility in crude oil and natural gas prices increases the risk involved. We cannot be sure that the projections we use in evaluating investment opportunities will be valid as conditions in the oil and gas markets change rapidly. We compensate for this uncertainty by increasing the range of values for our analysis of future prospective projects.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Financing activity in both the equity and debt capital markets improved from late 2009 but is still difficult. Companies that are able to secure financing from existing and financially sound investor bases are in a position to take advantage of current business opportunities.

Opportunities for Smaller Companies

In today’s energy market, we believe there are opportunities for smaller E&P companies.  We believe that the greatest opportunities exist in countries where small scale opportunities have been overlooked or have been considered immaterial or uneconomic by medium to larger companies, and/or where many local governments are promoting the development of reservoirs to increase production to satisfy internal or export demand.  To achieve this governmental purpose, certain regional governing bodies have modified their oil and gas E&P contracting terms and conditions making them more attractive for the oil industry in general, and in some cases, for smaller companies in particular.

Business Plan and Strategic Outlook

We plan to build a successful oil and gas exploration and production company focused on acquiring working interests, royalty interests, partnership or limited liability company interests, lease options, leasehold positions, or other mineral rights in select countries in South America.  We have initially concentrated our efforts in Colombia and Peru, where we believe we have found good E&P opportunities with straight-forward oil and gas contracting terms and conditions.  We may turn to opportunities in other countries if we deem the relevant considerations merit our investment. We plan to focus on early-stage exploration of hydrocarbons through a variety of transactions aimed at building a resources base.  An integral part of our strategy is to build a competent and professional management and operations team to enable us to successfully carry out our business plan. We have engaged experienced personnel including technical specialists (e.g., geologists/geophysicists and others, as required by the scope of our operations).  We have established what we believe to be a reasonable time-line for expansion to avoid overextending and to focus on immediate opportunities.

Corporate History

The Company was incorporated in the State of Nevada on September 19, 2003. The Company is a development stage company as defined by Statement of Financial Accounting Standard Codification Section 915-10-20. On March 2, 2006, we amended our articles of incorporation to reflect a name change from Stonechurch, Inc. to Gulf United Energy, Inc. Initially, we were engaged in the acquisition and exploration of mining properties. However, with the acquisition of certain joint ventures in 2006, we changed our focus to become an investor in pipeline and LNG regasification projects.  Since about February 2010, the company has pursued investments in oil and gas properties.  We own 100% of the outstanding interests of Gulf United Energy del Peru, Gulf United Energy Cuenca Trujillo Ltd., and Gulf United Energy del Colombia, entities in which we conduct our activities in South America.

In November 2010, the Company sold all of its shares in Fermaca LNG de Cancun, S.A. de C.V. and Fermaca Gas de Cancun, S.A. de C.V. to its former joint venture partner, Cia. Mexicana de Gas Natural, S.A. de C.V., for $1,000,000 of which $200,000 has been paid to date.  The next four installments of $150,000 are payable three, six, nine and twelve months after the close with a final payment of $200,000 payable at fifteen months after the close of the purchase transaction.  No interest accrues on the installments.  Management anticipates that all installments will be paid, but there is no certainty that they will be paid.  The proceeds from the sale will be used to reduce the Company’s outstanding debt to a shareholder of the Company.

In March 2010, the Company, through its subsidiary, Gulf United Energy del Peru Ltd., entered into a participation agreement with Upland Oil and Gas, LLC (“Upland”), pursuant to which it would have the right to acquire a working interest in Block XXIV Peru, an approximately 276,000 acre onshore and offshore property, and the Peru TEA, which consists of four contiguous blocks totaling approximately 40,000,000 acres.  In July 2010, the Company and Upland agreed to amend the terms of the original participation agreement.  In connection with the amendment, the Company acquired a 5% participating interest in Block XXIV and 2% participating interest in the Peru TEA in consideration for a one time payment of $500,000 and the issuance of 1,000,000 of the Company’s unregistered, restricted common shares.

In July 2010, the Company entered into a farmout agreement with SK Energy Co. Ltd. (“SK Energy”) pursuant to which the Company, through its wholly owned subsidiary Gulf United Energy Cuenca Trujillo Ltd., acquired the right to earn an undivided forty percent (40%) participating interest in Block Z-46, an approximately 2.8 million acre offshore block in Peru.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

In July 2010, the Company entered into a farmout agreement with SK Energy pursuant to which the Company, through its wholly owned subsidiary Gulf United Energy del Colombia Ltd., acquired the right to earn an undivided twelve and one-half percent (12.5%) working interest in the CPO-4 block located in the Llanos Basin of Colombia.

Exploration Projects

Peru Block XXIV

Block XXIV Peru consists of 276,137 gross acres of which approximately 80,000 are offshore and 196,000 are onshore.  We currently hold a 5% participating interest in Block XXIV.  As of the date of this Report, two exploratory wells have been drilled on Block XXIV.  Both wells are considered dry holes.  There are no current plans to drill additional wells or to rework existing wells in the short-term, but drilling is planned in the future on this property.

Peru Block XXIV.  Source:  Gulf United Energy, Inc.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Peru Technical Evaluation Area (“TEA”)

The Peru TEA consists of four contiguous blocks totaling approximately 40,000,000 gross acres onshore on the western flank of the Andes mountains.  As is typical of Technical Evaluation Areas, this project represents a greenfield opportunity to identify prospects from an area that has had virtually no geological study (aeromagnetic, seismic, or otherwise) beyond field notes and descriptions.  We currently hold a 2% participating interest in the Peru TEA.

Block 24
TEA Area I
TEA Area II
TEA Area III
TEA Area IV
ECUADOR
COLOMBIA
BRASIL
BOLIVIA
CHILE
79°
75°
71°
0°
4°
8°
12°
16°
PETROBRAS
PERENCO
BURLINGTON
PLUSPETROL
HUNT OIL
RAMSHORN
PLUSPETROL
TALISMAN
REPSOL
CEPSA
PETROLIFERA
TALISMAN
PERENCO
PACIFIC
PAN ANDEAN
TRUE ENERGY
PETROBRAS
SAPET
HUNT OIL
GRAN TIERRA
OCCIDENTAL
PETROPERU-PETROBRAS ECOPETROL
PETRON AREA I
PETRON AREA II
PETRON AREA III
PETRON AREA IV
PLUSPETROL
LIMA
ALTO PETROLEO
INVELL-EPSUR AREA XXXV
INVELL-EPSUR AREA XXXVI
SIBOIL
OCEANO PACIFICO
OCEANO ATLANTICO
AMERICA DEL SUR
Perú petro
MAPA DEL PERU
LOTES DE CONTRATOS DE OPERACIONES PETROLERAS Y CUENCAS SEDIMENTARIAS
Escala Grafica
31 DE MAYO, 2008
LEYENDA
Lotes en Contratos
Lotes en Negociación
Lotes en Convenios
Convenios Hidrocarburos no Conv.
Para Contratos y Promoción
Areas en Promoción
Cuencas Sedimentarias
Oleoducto
Gasoducto
Areas Protegidas
Areas Intangibles

 Peru TEA Areas I, II, III, and IV.  Source: Peru petro

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Peru Z-46

In July 2010, the Company acquired from SK Energy Co. Ltd. (“SK”) an undivided forty percent (40%) participating interest in Block Z-46, an approximately 2.8 million acre offshore block in Peru.  Block Z-46 has over 5,600 km of reprocessed 2D seismic data and two wells drilled by Repsol in the 1990’s that established the presence of hydrocarbons.  During the next fiscal year, we intend to acquire an additional approximately 2,900 km of 2D seismic data to further delineate prospects in anticipation of a focused 3D acquisition in the future.  The assignment of the participation interest in Block Z-46 is conditioned upon the approval of the assignment by Perupetro S.A.  In the event that the Perupetro consent is delayed or denied, resulting in the Company being denied an economic benefit either party would have realized under the governing farmout agreement, the parties have agreed to amend the agreement or take other reasonable steps to assure that an equitable result is achieved consistent with the parties’ intentions contained in the farmout.

Peru Block Z-46.  Source: Gulf United Energy, Inc.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Colombia CPO-4

In July 2010, the Company acquired from SK an undivided twelve and one-half percent (12.5%) participating interest in the CPO-4 block located in the Llanos Basin of Colombia (“CPO-4”).  530 sq. km of 3D data was acquired in the Corcel Trend of Block CPO-4 during 2010.  The data are being analyzed and mapped.  During 2011, the Company plans to drill at least two wells on the block. The assignment of the interest in CPO-4 is conditioned upon the approval by the National Hydrocarbon Agency of Colombia (“ANH”) and the Republic of Korea by July 31, 2011.  In the event that the ANH or Republic of Korea consents are delayed or denied, resulting in the Company being denied an economic benefit either party would have realized under the governing farmout agreement, the parties have agreed to amend the agreement or take other reasonable steps to assure that an equitable result is achieved consistent with the parties’ intentions contained in the farmout.

        Block CPO-4.  Source: Gulf United Energy, Inc.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Acreage

The following table sets forth information relating to our interests in prospects in Peru and Colombia as of the date of this Report:

Property	Operator	Ownership Interest	Total Gross Acres(1)	Total Gross Developed Acres	Total Gross Undeveloped Acres	Gross Productive Wells
Block XXIV	Upland Oil & Gas, LLC	5.0%	276,137	0	276,137	0
Peru TEA	Upland Oil & Gas, LLC	2.0%	40,321,163	0	40,321,163	0
Z-46	SK Energy	40.0%	2,803,411	0	2,803,411	0
CPO-4	SK Energy	12.5%	345,592	0	345,592	0
(1)	The gross acreage cited includes acreage to be earned under existing farm-out and participation agreements.

A developed acre is an acre spaced or assignable to productive wells, a gross acre is an acre in which a working interest is owned, and a net acre is the result that is obtained when the sum of fractional ownership working interests in gross acres equals one.  The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether or not such acreage contains proved reserves, but does not include undrilled acreage held by production under the terms of a lease. As is customary in the oil and gas industry, we can retain our interest in undeveloped acreage by drilling activity that establishes commercial production sufficient to maintain the lease or by payment of delay rentals during the remaining primary term of the lease. The oil and natural gas leases in which we have an interest are for varying primary terms.  We currently do not have any proved reserves.

Title to Properties

Title to properties is subject to royalty, overriding royalty, carried working, net profits, working and other similar interests and contractual arrangements customary in the gas and oil industry, liens for current taxes not yet due and other encumbrances. As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than preliminary review of local records).  Investigation, including a title opinion of local counsel, generally is made before commencement of drilling operations.

Governmental Regulation

The oil and gas industry in Peru and Colombia are highly regulated. Rights and obligations with regard to exploration, development and production activities are explicit for each project; economics are governed by a royalty/tax regime. Various government approvals are required for acquisitions and transfers of exploration and exploitation rights, including meeting financial, operational, legal and technical qualification criteria.  Oil and gas concessions are typically granted for fixed terms with opportunity for extension.

Environmental Regulation – Community Relations

Our activities will be subject to existing laws and regulations governing environmental quality and pollution control in the countries where we expect to maintain operations. Our activities with respect to exploration, drilling and production from wells will be subject to stringent environmental regulation by regional, provincial and federal authorities in Peru and Colombia. Such regulations relate to, for example, environmental impact studies, permissible levels of air and water emissions, control of hazardous wastes, construction of facilities, recycling requirements and reclamation standards. Risks are inherent in oil and gas exploration, development and production operations and we can give no assurance that significant costs and liabilities will not be incurred in connection with environmental compliance issues. There can be no assurance that all licenses and permits which may be required to carry out exploration and production activities will be obtainable on reasonable terms or on a timely basis, or that such laws and regulations would not have an adverse effect on any project that we may wish to undertake.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

In some countries, it is usually required for oil and gas E&P companies to present their operational plans to local communities or indigenous populations living in the area of a proposed project before project activities can be initiated. Usually, E&P companies try to benefit the community in which they are operating by hiring local, unskilled labor or contracting locally for services such as workers’ transportation. For Gulf United Energy, Inc. and our operating partners, working with local communities can be an essential part of our program for development of our E&P projects.

Competition

The oil and gas industry is highly competitive. We face competition from both local and international companies in matters such as acquiring properties, contracting for drilling equipment and securing trained personnel. Many of these competitors have financial and technical resources that exceed ours and we believe that these companies may have a competitive advantage in these areas. Others are smaller and we believe our capabilities give us a competitive advantage over some of these companies.

Research and Development

We have not incurred any research or development expenditures since inception.

Employees

As of August 31, 2010, we have one full-time employee.  We utilize consultants to perform day-to-day operational and administrative functions and as advisors.

We intend to build an experienced management team of energy industry veterans with direct exploration and production experience in the region combined with an efficient managerial and administrative staff, to enable us to achieve our strategic and operational goals.  In addition, we expect over time to develop a group of highly skilled, experienced and technically proficient employees.

General

Our address is P.O Box 22165; Houston, Texas 77227-2165 and our telephone number is 713-942-6575. We maintain a web site at www.gulfunitedenergy.com. You may access and read our SEC filings through the SEC's web site (http:www.sec.gov). This site contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC.

ITEM 1A.  RISK FACTORS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF OUR COMPANY. YOU ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING THE MATTERS SET FORTH BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

Risks Related to Our Business and Financial Condition

We are an early-stage oil and gas exploration and production company with no operating history with which to evaluate our business.  We may never attain profitability.

We are an early stage oil and gas exploration and production investment company. We do not have a full management team in place.  As an early stage company with limited operating history, it is difficult for potential investors to evaluate our business. Our proposed operations are therefore subject to all of the risks inherent in the expense, difficulty, complications and delays frequently

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

encountered in connection with the development of any new business, as well as those risks that are specific to the oil and gas industry and to that industry in South America, in particular. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have incurred annual operating losses since our inception. As a result, at August 31, 2010, we had an accumulated deficit of $4,368,843. We have no revenue and do not anticipate receiving revenue in the near future because we have sold our joint venture interests in our pipeline and LNG joint ventures and have just begun to invest in oil and gas projects.  We expect that our operating expenses will continue as we develop these projects.  As a result of these continued expenses, we will need to generate revenues or will have to raise additional funds through increased debt or equity investors. We expect continued losses in fiscal 2011 and thereafter until these new projects generate cash flow.

Our senior management team is relatively new to our company and may not be able to develop and execute a successful NEW business strategy.

Although our Chief Executive Officer is experienced in the oil and gas industry, he is relatively new to the Company which itself is new to this business.  Our Chief Executive Officer is in the process of developing and executing a business strategy for the Company.  If our Chief Executive Officer is not able to develop a business strategy which we can execute in a successful manner, our business could fail and/or we could lose all of our current and future capital.  Our business is speculative and dependent upon the implementation of our business plan and our ability to enter into agreements with third parties for the rights to exploit potential oil and gas reserves on terms that will be commercially viable for us.

Our lack of diversification increases the risk of an investment in our common stock.

Our business will focus on the oil and gas industry in a limited number of properties, initially in Peru and Colombia.  Larger companies have the ability to manage their risk by diversification. However, we lack diversification, in terms of both the nature and geographic scope of our business. As a result, factors affecting our industry, or the regions in which we operate, will likely impact us more acutely than if our business was diversified.

Strategic relationships upon which we rely are subject to change, which may diminish our ability to conduct our operations.

Our ability to successfully bid on and acquire properties, to discover resources, to participate in drilling opportunities and to identify and enter into commercial arrangements with customers, depend on developing and maintaining close working relationships with industry participants and on our ability to select and evaluate suitable properties. Further, we must consummate transactions in a highly competitive environment. These realities are subject to change and may impair our ability to grow.

To develop our business, we will endeavor to use the business relationships of our management and to enter into strategic relationships, which may take the form of joint ventures with other private parties or with local government bodies or contractual arrangements with other oil and gas companies, including those that supply equipment and other resources that we use in our business. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require that we incur expenses or undertake activities we would not otherwise in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

Our strategic partners may change ownership or senior management, and this may negatively affect our business relationships with these partners and our results of operations.

Our strategic partners may change ownership or senior management and this may negatively affect our business relationships with these partners and our results of operations.  It is possible that the change of ownership of any of our current or future strategic partners could

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

have a negative impact on our relationship with them and we could lose our investment and suffer considerable losses if any of them choose to discontinue the relationship or their involvement in a particular project or their operations in Peru or Colombia.

Our strategic partners may not have the capital or may not be able to raise the capital necessary to conduct exploratory and production activities.

Our strategic partners will require significant capital resources to pursue the current exploration and production plan.  While we believe that they have either the necessary resources available and/or the financial strength to raise sufficient capital, we have no assurance that this is the case.   Their ability to obtain necessary resources may be impaired by conditions in the capital markets.

Competition in obtaining rights to explore and develop oil and gas reserves and to market our production may impair our business.

The oil and gas industry is extremely competitive. Present levels of competition for oil and gas resources in South America, and particularly in Colombia, are high.  Significant amounts of capital are being raised world-wide and directed towards the South American markets and more and more companies are pursuing the same opportunities.  Other oil and gas companies with greater resources will compete with us by bidding for exploration and production licenses and other properties and services we will need to operate our business.  Additionally, other companies may compete with us in obtaining capital from investors. Competitors include larger, foreign-owned companies, which may have access to greater financial resources than we, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, giving them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests.  Because of some or all of these factors, we may not be able to compete.

We may be unable to obtain additional capital that we will require to implement our business plan, which would restrict our ability to grow.

Our current capital is not sufficient to enable us to execute our business plan.  We may not have funds sufficient for initial investments we might want to undertake.  We will require additional capital to continue to operate our business beyond the initial phase, and we will need additional capital to develop and expand. We may be unable to obtain the additional capital required. Furthermore, inability to obtain capital may damage our credibility with industry participants if we cannot fund previously closed transactions.

Because we are an early stage company with limited resources, we may not be able to compete in the capital markets with much larger, established companies that have ready access to capital.  Future exploration, development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We will require additional capital in the near term and we plan to pursue sources of such capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do succeed in raising additional capital, the capital received may not be sufficient to fund our operations going forward without obtaining further, additional capital financing. Furthermore, future financings will be dilutive to our stockholders, as we will most likely issue additional shares of our common stock or other equity to investors in future financing transactions. In addition, debt and possible mezzanine financing may involve a pledge of assets and may be senior to equity holders.

Our ability to obtain needed financing may be impaired by conditions in the capital markets (both generally and in the oil and gas industry in particular), our status as a new enterprise without a demonstrated operating history, the location of our prospective oil and natural gas properties in developing countries and prices of oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and/or the loss of key management. Further, if oil and/or natural gas prices on the commodities markets decrease, then our potential revenues will decrease, and such decreased future revenues may increase our requirements for capital. Some of the contractual arrangements governing our operations may require us to maintain minimum capital, and we may lose our contract rights if we do not have the required minimum capital. If the amount of capital we are able to raise from financing activities we may be required to curtail or cease our operations.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

We have a limited cash and liquidity position and will need to raise additional funds to fund operations.

As of August 31, 2010, we had cash and cash equivalent balances of $19,679. The Company has loans from shareholders and related parties which total $3,250,090.  We will need to raise substantial funds to fulfill our commitments for fiscal year 2011. During fiscal 2011, we will need to fund approximately $21,000,000 million under existing farmout and participation agreements.  Additionally, we will need to pay approximately $4.0 million during the current fiscal year and $1.3 million subsequent to the fiscal year end under existing credit facilities, and we will require approximately $1.9 million to fund obligations under employment agreements and for other working capital purposes during the current fiscal year.  The Company has no other sources of financing and will continue to rely on best efforts equity, equity equivalent, or debt financings and borrowings from shareholders. There are no additional commitments from or assurances that we will be able additional capital on terms favorable to the Company or at all.

We have historically financed our operations through private debt financing from shareholders.  We do not have any credit facilities available with financial institutions, shareholders or third party investors. There is no assurance that we can raise additional debt or capital from external sources. Failure to raise additional capital will have a material adverse effect on our operations, and will likely cause us to curtail or cease operations.

We may be unable to meet our capital requirements in the future, causing us to curtail future growth plans or cut back existing operations.

We will need additional capital in the future, which may not be available to us on reasonable terms or at all. The raising of additional capital may dilute our stockholders’ interests. We may need to raise additional funds through public or private debt or equity financings in order to meet various objectives, including but not limited to:

• complying with funding obligations under our existing contractual commitments;
• pursuing growth opportunities, including more rapid expansion;
• making investments to improve our infrastructure;
• hiring qualified management and key employees;
• responding to competitive pressures;
• complying with licensing, registration and other requirements; and
• maintaining compliance with applicable laws.

Any additional capital raised through the sale of equity will dilute stockholders’ ownership percentage in us. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future may be more favorable to our new investors and may include preferences, superior voting rights, the issuance of warrants or other derivative securities.  Furthermore, any additional financing we may need may not be available on terms favorable to us, or at all. If we are unable to obtain required additional financing, we may be forced to curtail our growth plans or cut back our existing operations.

We will incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We will also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

We may not be able to effectively manage our growth, which may harm our profitability.

Our strategy envisions building and expanding our business. If we fail to effectively manage our growth, our financial results will be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

We cannot assure you that we will be able to:

• expand our systems effectively or efficiently or in a timely manner;
• optimally allocate our human resources;
• identify and hire qualified employees or retain valued employees; or

If we are unable to manage our growth and our operations, our financial results could be adversely affected, which will diminish our profitability.

Our business may suffer if we do not attract and retain talented personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting our business. We are in the process of building our management team which currently consists of our chief executive officer and various consultants. We need to hire a several officers and other employees.  The loss of any of these individuals or our inability to attract qualified board members or qualified staff could adversely impact our business. We may also experience difficulties in certain jurisdictions in our efforts to obtain suitably qualified staff and retaining staff who are willing to work in that jurisdiction. We do not currently carry “key man” life insurance on our key employee.

Our success depends on the ability of our management and employees to interpret market and geological data correctly and to interpret and respond to economic market and other conditions in order to locate and adopt appropriate investment opportunities, monitor such investments and ultimately, if required, successfully divest such investments. Further, our future personnel may not continue their association or employment with Gulf United Energy, Inc. and we may not be able to find replacement personnel with comparable skills.  If we are unable to attract and retain key personnel, our business may be adversely affected.

If we do not receive the future installments on our joint venture interest sale as expected, we will have to raise additional capital or issue additional shares which would dilute existing shareholders.

One of the Company’s debt obligations is being substantially repaid with funds from the sale of our joint venture interests.  If all of the installments are not made, we will either have to utilize invested funds to pay off the note or the note holder will have the option to convert the remaining balance of his note and accrued interest, if any, to unregistered, restricted common shares at $0.15 per share which may be dilutive..

If we raise additional cash through the sale of equity, this will dilute existing shareholders.

One key source of funds to the Company is through the sale of equity.  Any sale of new common shares will result in dilution of existing shareholders, which will result in a further decrease in share value. We have issued large numbers of unregistered, restricted common shares to acquire our participation interests and as an inducement for debt investors.  We have also sold unregistered restricted, common shares and used shares to pay various expenses.  The only other anticipated alternative for the financing of our development cost is through additional debt financing; however, we do not have any commitments from third parties to provide such financing. Because we have no revenues, profits or cash flow, we do not have access to traditional credit markets.

Because our continuation as a going concern is in doubt, we will be forced to cease business operations unless we can generate profitable operations in the future.

We have incurred losses since our inception resulting in an accumulated deficit of $4,368,843 at August 31, 2010.  Further losses are anticipated in developing our business. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and to obtain the necessary financing and equity to meet our obligations and repay our liabilities arising from normal business operations when they come due. If we cannot raise funds to meet our obligations, we will become further insolvent and will cease business operations.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

The Company’s operating results may fluctuate significantly from quarter to quarter, and fluctuations in operating results could cause the stock price to decline.

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

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in Peru or Colombia or any other jurisdiction where we might conduct our business activities, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.  The actions, policies or regulations, or changes thereto, of any government body or regulatory agency or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate profitably.

Difficult conditions in the global capital markets may significantly affect our ability and that of our strategic partners to raise additional capital.

The ongoing worldwide financial and credit crisis may continue indefinitely.  Because of severely reduced market liquidity, we may not be able to raise additional capital when we need it.  Because the future of our business depends on the completion of one or more investment transactions for additional capital, we may not be able to complete such transactions or acquire revenue-producing assets.  As a result, we may not be able to generate income and, to conserve capital, we may be forced to curtail our current business activities or cease operations entirely.

Risks Related to Our Industry and Regional Focus

Current volatile market conditions and significant fluctuations in energy prices may continue indefinitely, negatively affecting our business prospects and viability.

Commodities and capital markets have been under great stress and volatility during the past year in part due to the credit crisis affecting lenders and borrowers on a worldwide basis. As a result of this crisis, crude oil prices tumbled from over one hundred forty dollars ($140) per barrel in mid 2008 to less than forty dollars ($40) per barrel in early 2009, causing companies to re-think existing strategies. While crude oil prices have recovered significantly, we are watching the situation and are adjusting our strategy to reflect these market conditions. We will not be immune to lower commodities prices which could cause more restrictive credit market conditions.  Our ability to enter into or profit from our existing exploration and production projects may be compromised, and in a continuing environment of lower crude oil and natural gas prices, our future results of operations and market value will be affected negatively.

Our exploration for oil and natural gas is risky and may not be commercially successful, impairing our ability to generate revenues.

Oil and natural gas exploration involves a high degree of risk. These risks are more acute in the early stages of exploration. Our expenditures on exploration may not result in discoveries of oil or natural gas in commercially viable quantities. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over pressured zones and tools lost in the hole and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof.  If exploration costs exceed our estimates, or if our exploration efforts do not produce viable reserves, our exploration efforts will not be commercially successful, which will adversely impact our ability to generate revenues.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

The potential profitability of oil and gas ventures in South America depends upon factors beyond our control.

The potential profitability of oil and gas properties in South America is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls or any combination of these and other factors which respond to changes in domestic, international, political, social, and economic environments. In addition, due to worldwide economic uncertainty and greater competition among market participants, the difficulty of obtaining and the cost of funds for production and other expenses have increased. These and future changes are impossible to predict and may materially affect our financial performance.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on the company.

Oil and gas operations are subject to national and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to national and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Environmental standards imposed by national or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date, we have not been required to spend any significant amounts on compliance with environmental regulations. However, we may be required to expend substantial sums in the future and this may affect our ability to develop, expand or maintain our operations.

We are dependent upon third party operators of our oil and gas properties.

Under the terms of the operating agreements related to our oil and gas properties, third parties act as the operator of our oil and gas wells and control the drilling and operating activities to be conducted on our properties. Therefore, we have limited control over certain decisions related to activities on our properties, which could affect our results of operations. Decisions over which we have limited control include:

• the timing and amount of capital expenditures;
• the timing of initiating the drilling and re-completing of wells;
• the extent of operating costs; and
• the level of ongoing production.

The nature of oil and gas exploration makes the estimates of costs uncertain, and our operations may be adversely affected if we underestimate or have underestimated such costs.

It is difficult to project the costs of implementing an exploratory drilling program. Complicating factors include the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over-pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof. If we underestimate the costs of such programs, we may be required to seek additional funding, shift resources from other operations or abandon such programs.

We may not be able to develop oil and gas reserves on an economically viable basis.

To the extent that we succeed in discovering oil and/or natural gas reserves, we cannot assure that these reserves will be capable of production levels we project or in sufficient quantities to be commercially viable. On a long-term basis, our viability depends on our ability to find, develop and commercially produce oil and gas reserves. Our future reserves, if any, will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we develop and to effectively distribute our production into our markets.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations and various field operating conditions may adversely affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-downs of wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions. While we will endeavor to effectively manage these conditions, we cannot be assured of doing so optimally, and we will not be able to eliminate them completely in any case.  Therefore, these conditions could diminish our future revenue and result in the impairment of our oil and natural gas interests.

A shortage of drilling rigs and other equipment and geophysical service crews could hamper our ability to exploit any oil and gas resources we may acquire.

Because of the increased oil and gas exploration activities in South America, competition for available drilling rigs and related services and equipment has increased significantly and these rigs and related items have become substantially more expensive and harder to obtain.  We may not be able to procure the necessary drill rigs and related services and equipment or the cost of such items may be prohibitive.  Our ability to comply with future license obligations or otherwise generate revenues from the production of operating oil and gas wells could be hampered as a result of this, and our business could suffer.  Additionally, a shortage of crews available to shoot and process seismic activity could cause us to breach our obligations.

Decommissioning costs are unknown and may be substantial; unplanned costs could divert resources from other projects.

We may become responsible for costs associated with abandoning and reclaiming wells, facilities and pipelines which we may use for production of oil and gas reserves.  Abandonment and reclamation of these facilities and the costs associated therewith is often referred to as “decommissioning.” We have not yet established a cash reserve account for these potential costs because currently we do not own any properties.  We may establish such an account, however, for properties in which we have a participation interest. If decommissioning is required before economic depletion of our future properties or if our estimates of the costs of decommissioning exceed the value of the reserves remaining at any particular time to cover such decommissioning costs, we may have to draw on funds from other sources to satisfy such costs. The use of other funds to satisfy such decommissioning costs could impair our ability to focus capital investment in other areas of our business.

Our inability to obtain necessary facilities could hamper our operations.

Oil and natural gas exploration and development activities are dependent on the availability of drilling and related equipment, transportation, power and technical support in the particular areas where these activities will be conducted, and our access to these facilities may be limited. To the extent that we conduct our activities in remote areas, needed facilities may not be proximate to our operations, which will increase our expenses. Demand for such limited equipment and other facilities or access restrictions may affect the availability of such equipment to us and may delay exploration and development activities. The quality and reliability of necessary facilities may also be unpredictable and we may be required to make efforts to standardize our facilities, which may entail unanticipated costs and delays. Shortages and/or the unavailability of necessary equipment or other facilities will impair our activities, either by delaying our activities, increasing our costs or otherwise.

Prices and markets for oil and natural gas are unpredictable and tend to fluctuate significantly, which could reduce profitability, growth and the value of our company.

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. World prices for oil and natural gas have fluctuated widely in recent years. The average price for West Texas Intermediate crude, the standard oil benchmark for the western hemisphere, as of December 31, 2009 was approximately $79 per barrel. In less than one year, it tumbled from over one hundred forty dollars ($140) per barrel in mid 2008 to less than forty dollars ($40) per barrel in early 2009.  We expect prices will fluctuate significantly in the future. Price fluctuations will have a significant impact upon our revenue, the return from our reserves, if any, and on our financial condition generally. Price fluctuations for oil and natural gas

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

commodities may also impact the investment market for companies engaged in the oil and gas industry. Future decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

Environmental risks may adversely affect our business.

All phases of the oil and natural gas business present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of international conventions and federal, provincial and municipal laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to foreign governments and third parties and may require us to incur costs to remedy such discharge. The application of environmental laws to our business may cause us to curtail our production or increase the costs of our production, development or exploration activities.

Managing local community relations where we and our partners operate could be problematic.

We or our operating partners may be required to present our operational plans to local communities or indigenous populations living in the area of a proposed project before project activities can be initiated. Additionally, working with local communities will be an essential part of our work program for the development of any of our E&P projects in the region.  If we or our partners fail to manage any of these community relationships appropriately, our operations could be delayed or interrupted and we or our partners could lose rights to operate in these areas, resulting in a negative impact on our business, our reputation and, possibly, our share price.

Our insurance may be inadequate to cover liabilities we may incur.

Our involvement in the exploration for and development of oil and natural gas properties may result in our becoming subject to liability for pollution, blow-outs, property damage, personal injury or other hazards. Although we will obtain insurance in accordance with industry standards to address such risks, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. In addition, such risks may not, in all circumstances be insurable or, in certain circumstances, we may choose not to obtain insurance to protect against specific risks due to the high premiums associated with such insurance or for other reasons. The payment of such uninsured liabilities would reduce the funds available to us. If we suffer a significant event or occurrence that is not fully insured, or if the insurer of such event is not solvent, we could be required to divert funds from capital investment or other uses towards covering our liability for such events.

Our business is subject to local legal, political and economic factors which are beyond our control, which could impair our ability to build and expand our operations or operate profitably.

We expect to operate our business in Peru, Colombia and possibly other countries.  There are risks that economic and political conditions will change in a manner adverse to our interests. These risks include, but are not limited to, terrorism, military repression, interference with private contract rights (such as privatization), extreme fluctuations in currency exchange rates, high rates of inflation, exchange controls and other laws or policies affecting environmental issues (including land use and water use), workplace safety, foreign investment, foreign trade, investment or taxation, as well as restrictions imposed on the oil and natural gas industry, such as restrictions on production, price controls and export controls. Any changes in oil and gas or investment and tax regulations and policies or a shift in political attitudes in countries in which we intend to operate are beyond our control and may significantly hamper our ability to build and expand our operations or operate our business at a profit. For example, changes in laws in the jurisdiction in which we operate or expand into with the effect of favoring local enterprises, changes in political views regarding the exploitation of natural resources and economic pressures may make it more difficult for us to negotiate agreements on favorable terms, obtain required licenses, comply with regulations or effectively adapt to adverse economic changes, such as increased taxes, higher costs, inflationary pressure and currency fluctuations.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Insurgent and criminal activities in the territories in which we operate, or the perception that such activities are likely, may disrupt our operations, hamper our ability to hire and keep qualified personnel and impair our access to sources of capital.

Colombia has been the site of South America’s largest and longest political and military insurgency and has experienced uncontrolled criminal activity relating to drug trafficking. While the situation has improved in recent years, there can be no guarantee that the situation will improve further or that it will not deteriorate in Colombia or any other territories in which we may operate.  Insurgent or criminal activities (including kidnapping and terrorism) in any of the territories in which we operate, or the perception that such activities are likely, may disrupt our operations in that country, hamper our ability to hire and keep qualified personnel and hinder or shut off our access to sources of capital.  Any such changes are beyond our control and may adversely affect our business.

Local legal and regulatory systems in which we operate may create uncertainty regarding our rights and operating activities, which may harm our ability to do business.

We are a company organized under the laws of the State of Nevada and are subject to United States laws and regulations. The jurisdictions in which we intend to operate our exploration, development and production activities may have different or less developed legal systems than the United States, which may result in risks such as:

• effective legal redress in the courts of such jurisdictions, whether in respect of a breach of law or regulation, or, in an ownership dispute, being more difficult to obtain;
• a higher degree of discretion on the part of governmental authorities;
• the lack of judicial or administrative guidance on interpreting applicable rules and regulations;
• inconsistencies or conflicts between and within various laws, regulations, decrees, orders and resolutions; and
• relative inexperience of the judiciary and courts in such matters.

In certain jurisdictions the commitment of local business people, government officials and agencies and the judicial system to abide by legal requirements and negotiated agreements may be more uncertain, creating particular concerns with respect to licenses and agreements for business. These licenses and agreements may be susceptible to revision or cancellation and legal redress may be uncertain or delayed. Property right transfers, joint ventures, licenses, license applications or other legal arrangements pursuant to which we operate may be adversely affected by the actions of government authorities and the effectiveness of and enforcement of our rights under such arrangements in these jurisdictions may be impaired.

Our business will suffer if our strategic partners cannot obtain or maintain necessary licenses.

Our operations will require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable governments, among other factors. Our inability to obtain, or our loss of or denial of extension to any of these licenses or permits could hamper our ability to produce revenues from our operations.

Foreign currency exchange rate fluctuations may affect our financial results.

We expect to sell any future oil and natural gas production under agreements that will be denominated in United States dollars and foreign currencies. Many of the operational and other expenses we incur will be paid in the local currency of the country where we perform our operations. As a result, fluctuations in the United States dollar against the local currencies in jurisdictions where we operate could result in unanticipated and material fluctuations in our financial results. Local operations may require funding that exceeds operating cash flow and there may be restrictions on expatriating proceeds and/or adverse tax consequences associated with such funding.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

We may not be able to repatriate our earnings.

We will be conducting all of our operations in South America through subsidiaries of one or more wholly-owned, offshore subsidiaries established for this purpose.  Therefore, we may be dependent on the cash flows of our offshore subsidiaries to meet our obligations.  Our ability to receive such cash flows may be constrained by taxation levels in the jurisdictions where our subsidiaries operate and by the introduction of exchange controls or repatriation restrictions in the jurisdictions where we operate.  Currently, there are no such restrictions on local earnings of foreign entities, but we cannot assure that exchange or repatriation restrictions will not be imposed in the future.

Risks Related to Our Securities

The market price of our common stock is very volatile and the value of your investment is subject to sudden decreases.

The trading price for our common stock has been and we expect it to continue to be volatile. More specifically, the closing bid price of our stock has fluctuated between $0.04 per share and $0.40 per share since September 1, 2009. The price at which our common stock trades depends upon a number of factors; including, our historical and anticipated operating results and general market and economic conditions which are beyond our control. Factors, such as fluctuations in our financial and operating results, could also cause the market price of our common stock to fluctuate substantially. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Further, during periods of stock market price volatility, share prices of many companies have fluctuated in a manner not necessarily related to their operating performance; accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

There is not now, and there may never be, an active market for our common stock.

There currently is a limited public market for our common stock.  Further, although our common stock is currently quoted on the OTC Bulletin Board (the “OTCBB”), trading of our common stock may be extremely sporadic.  For example, several days may pass before any shares are traded.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common stock.  Accordingly, investors must assume they may have to bear the economic risk of an investment in our common stock for an indefinite period of time.  There can be no assurance that a more active market for our common stock will develop, or if one should develop, there is no assurance that it will be sustained.  This severely limits the liquidity of our common stock, and would likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

We cannot assure that our common stock will become liquid or that it will be listed on a securities exchange.

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq National Market, we expect our common stock to remain eligible for quotation on the OTCBB, or on another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock.  In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock.  This would also make it more difficult for us to raise capital.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our common stock is limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in the stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

•	the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of common stock and cause a decline in the market value of stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The price of our common stock will remain volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;
•	announcements of developments by us, our strategic partners or our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	adoption of new accounting standards affecting our Company’s industry;
•	additions or departures of key personnel;
•	sales of our common stock or other securities in the open market; and
•	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

We do not anticipate dividends to be paid on our common stock.

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment in the Company.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

If securities analysts do not initiate coverage of our common stock or publish unfavorable research or reports about our business, this may have a negative impact on the market price of our common stock.

The trading market for our common stock may be affected by, among other things, the research and reports that securities analysts publish about our business and the Company. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price and trading volume would likely decline. If one or more of these analysts ceases to cover the Company or fails to publish regular reports on the Company, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Investors will experience dilution of their ownership interests because of future issuances of shares of our common stock.

In the future, we may issue our authorized but previously un-issued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of our common.  We are currently authorized to issue an aggregate of 750,000,000 shares of capital stock consisting of 700,000,000 shares of common stock and 50,000,000 shares of “blank check” preferred stock with preferences and rights to be determined by the our  Board of Directors.  As of November 29, 2010, there were 308,900,000 shares of our common stock and no shares of our preferred stock outstanding.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future sales of its securities for capital raising purposes or for other business purposes.  The future issuance of any such additional shares of our common stock will create downward pressure on the trading price of the common stock.  We will need to raise additional capital in the near future to meet our working capital needs and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are currently traded on the OTCBB.  Further, we may also need to sell equity securities or convertible instruments at prices, or with exercise prices, below previous sale prices or then-current market prices.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Description of Properties

A description of our interests in oil and gas properties is included in “Item 1. Business.”

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.  REMOVED AND RESERVED

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

PART II

ITEM 5. MARKET FOR COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND SMALL
BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Price Information

Our common stock is listed for quotation on the Nasdaq OTCBB under the symbol GLFE. The market for our common stock is limited, sporadic, and highly volatile. The following table sets forth the approximate high and low closing sales prices for our common stock for the last two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common stock is very thinly traded and, thus, pricing of our common stock on the OTCBB does not necessarily represent its fair market value.

YEAR 2010		High	Low
	Quarter ended August 31, 2010	$0.32	$0.15
	Quarter ended May 31, 2010	$0.40	$0.08
	Quarter ended February 28, 2010	$0.23	$0.04
	Quarter ended November 30, 2009	$0.24	$0.05
YEAR 2009
	Quarter ended August 31, 2009	$0.15	$0.06
	Quarter ended May 31, 2009	$0.14	$0.06
	Quarter ended February 29, 2009	$0.20	$0.06
	Quarter ended November 30, 2008	$0.25	$0.04

Holders

As of November 29, 2010, there were approximately 93 holders of record of our common stock.

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

We have never declared any cash dividends with respect to our common stock and we have no present intention to pay cash dividends on our common stock.

Securities Authorized For Issuance under Equity Compensation Plans

We did not have any compensation plan under which equity securities are authorized for issuance as of our most recently ended fiscal year.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Recent Sales of Unregistered Securities

In March, 2010, we issued 59,750,000 shares of our common stock for cash.  Also in March, 2010, we issued 2,000,000 shares for services related to oil and gas properties and 18,750,000 shares for services rendered or to be rendered.

In March, 2010, we issued 40,000,000 shares of our common stock to acquire a participation interest in oil and gas properties and 20,000,000 shares in partial conversion of a shareholder loan from debt to equity.  In June, 2010, we issued an additional 20,000,000 shares related to the participation interest and an additional 20,000,000 shares to complete the partial conversion of the shareholder loan.

In April, 2010, we issued 1,500,000 shares of our common stock for services rendered.

Between April and August, 2010, we sold an aggregate principal amount of $2,900,000 of short term notes and, as additional consideration for the purchase of the notes, we issued an aggregate of 29,000,000 shares of our common stock for gross proceeds of $2,900,000.

In July, 2010, we issued 56,000,000 shares of our common stock to acquire a farmout interest in oil and gas properties.  Also in July 2010, the Company and Upland entered into an amendment to the participation agreement relating to Block XXIV and the Peru TEA.  In connection with the amendment, we issued to Upland 1,000,000 shares of our common stock.

Between September and November, 2010, we issued 3,700,000 shares of our common stock for services rendered.  Also between September and November, 2010, we sold an aggregate principal amount of $1,050,000 of short term notes and, as additional consideration for the purchase of the notes, we issued an aggregate of 10,500,000 shares of common stock for gross proceeds of $1,050,000.

For additional detail regarding share issuances, see the Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Note 4 to the Company’s consolidated financial statements.

The securities described above were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933 as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this report.

The following discussion and analysis of the Company’s financial condition and results of operations are based on our audited consolidated financial statements, which have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred.  This Management Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the other sections of this annual report on Form 10-K, including the financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Plan of Operation

On June 8, 2009, the Company entered into an agreement with its joint venture partner to sell its interest in the joint venture projects to the partner for $1,000,000 that was to be paid over a period of 15 months beginning at the closing, which was scheduled for mid- to late-August 2009.  After granting several extensions of the closing date in order to complete a final stock sale document, negotiations were terminated and the value of the joint venture investment was written to zero as of the May 31, 2010 form 10-Q filing.  In July, 2010, negotiations for the sale of the Company’s joint venture interest were restarted and the sale was consummated on September 23, 2010 and closed on November 1, 2010.  This sale effectively ended the Company’s operations in pipeline and LNG infrastructure investment and the Company became exclusively an investor in oil and gas properties.

As of August 31, 2010, the Company had contributed $1,951,210 to the joint ventures made up of $1,263,985 in cash and 935,000 shares of our restricted common stock then valued at $687,225 to finance the projects.  In consideration for acquiring a 24% interest in Fermaca Gas and Fermaca LNG, we agreed to pay 12% of the costs incurred by Yaax and SIIT Energy (Yaax and SIIT Energy are the operating companies that will build and operate the proposed pipeline and LNG projects, respectively).  As reported on the 8K filed November 5, 2010, the Company closed on an agreement with its former joint venture partner, Cia. Mexicana de Gas Natural, S.A. de C.V., to sell all of the Company’s shares in Fermaca LNG de Cancun , S.A. de C.V. and Fermaca Gas de Cancun, S.A. de C.V. for a total amount of $1,000,000 payable as described in Item 1 – Business - Corporate History.

On March 12, 2010, the Company, through its subsidiary, Gulf United Energy del Peru Ltd., entered into a participation agreement with Upland Oil and Gas, LLC. In July 2010, the Company and Upland agreed to amend the terms of the original participation agreement.  In connection with the amendment, the Company acquired a 5% working interest in Block XXIV and 2% working interest in the Peru TEA in consideration for a one-time payment of $500,000.  In addition to the shares issued to acquire the participation agreement, the assignors were also were granted an aggregate, proportionately reduced 2% overriding royalty interest in this property.

During fiscal 2010, two dry holes were drilled on this property and currently there is no drilling activity.  The Company has no current plans to acquire any additional working interests in Block XXIV or the Peru TEA.

On July 13, 2010, Gulf United Energy, Inc. entered into a farmout agreement with SK Energy Co. Ltd. pursuant to which  the Company, through its wholly owned subsidiary Gulf United Energy Cuenca Trujillo Ltd., acquired the right to earn an undivided forty percent (40%) participation interest in Block Z-46, an approximately 2.8 million acre offshore block in Peru. In addition to the shares issued to acquire the farmout agreement, the assignors were also were granted an aggregate, proportionately reduced 2% overriding royalty interest in this property.

On July 30, 2010, Gulf United Energy, Inc. entered into an additional farmout agreement with SK Energy Co. Ltd. pursuant to which the Company, through its wholly owned subsidiary Gulf United Energy del Colombia Ltd., acquired the right to earn an undivided twelve and one-half percent (12.5%) participation interest in the CPO-4 block located in the Llanos Basin of Colombia.

During the fiscal year ended August 31, 2010, we have paid an aggregate of $2,763,391 to Upland Oil and Gas, LLC. under existing farmout and participation agreements.  Subsequent to year-end, we paid an additional $1,150,000 as follows: (i) $500,000 paid to Upland Oil and Gas, LLC relating to our new agreement relating to Block XXIV and the Peru TEA and (ii) $650,000 to SK Energy Co, Ltd. relating to our interest in CPO-4.  The current work program for Block XXIV is comprised of the acquisition and evaluation of new seismic data. With regard to Peru TEA, we will acquire and evaluate an aeromagnetic survey, the results of which may result in further geological evaluation through a 2D seismic survey.

For Colombia CPO-4, we plan to initiate drilling during fiscal 2011 with the goal of production by the fourth calendar quarter of 2011. We and our operating partner have evaluated seismic information which validated the existence of viable leads.  Similarly, for Peru Z-46, we have evaluated seismic data as well as information from surrounding drilling activity and management has concluded that valuable prospects exist for oil reserves. Based on this conclusion, a 2D seismic acquisition will begin in the first quarter of 2011.

During fiscal year 2011, we expect to require the following amounts of capital in order to bear our share of expenses with respect to our various projects:

●
On the Peru Z-46 property, approximately $2.9 million for funding past costs which is due upon government approval of the assignment of interest (estimated to be in February or March of 2011), approximately $1.2 million for joint operating costs through the end of the fiscal year, approximately $4.6 million for seismic acquisition and processing costs through the end of the fiscal year and about $455,000 for drilling nomination & preparation (due in about July of 2011).

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

●
On the Colombia CPO-4 property, approximately $7.9 million for past costs including seismic acquisition and, in addition to the $650,000 that has been paid as of the date of this report, approximately $500,000 for joint operating costs.

●	Also related to the CPO-4 property, approximately $3.5 million for drilling two exploratory wells (beginning in about March, 2011) and beginning phase 2 drilling (in about August, 2011).

We have not earned any revenues during the period from inception through August 31, 2010 and do not expect to earn revenues until, at the earliest, the latter part of fiscal 2011.

Liquidity and Capital Resources

At August 31, 2010, the Company has current assets of $78,832, current liabilities of $4,787,782, and a working capital deficit of $4,708,950.  Other than shareholder loans totaling $3,989,685 ($3,223,516 net of discount) and $26,574 in loans payable to related parties, the Company has no other credit facilities.  During fiscal 2010, we received cash of $587,500 from the sale of our unregistered, restricted common shares in a private placement.  Also during fiscal 2010, we raised 2.9 million through the sale of short-term notes.  Subsequent to the fiscal year-end, the Company raised an additional $1,300,000 from the placement of additional short-term promissory notes as described under Note 10 – Subsequent Events.  During fiscal 2011, we will need to fund approximately $21 million under existing farmout and participation agreements as described above.  Additionally, we will need to pay approximately $4.0 million through the end of the fiscal year under existing credit facilities, and will require an additional $1.9 million to fund obligations under employment agreements and for other working capital purposes.  The Company has no other sources of financing and will continue to rely on best efforts equity, equity equivalent, or debt financings and borrowings from shareholders. There are no additional commitments from or assurances that we will be able additional capital on terms favorable to the Company or at all.  Our auditors have issued a going concern opinion for our financial statements due to their substantial doubt about our ability to continue as a going concern.

Results of Operations

Year Ended August 31, 2010, Compared to Year Ended August 31, 2009

($ in Thousands)
	2010	2009
Revenue	$-	$-

Office and other	5	4
Depreciation expense	12	1
Officer's salary and related expenses	167	-
Professional fees	551	86
Referral fees	45	-
Rent and lease expense	-	51
Travel	15	-
Shareholder loan and other interest	570	201
Subsidiary formation cost	10	-
Impairment loss	940	1,011
	2,315	1,354
Net loss for the year	$(2,315)	$(1,354)

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

The Company incurred a net loss of $2,315,000 for the year ended August 31, 2010 which is $961,000 higher than the net loss of $1,354,000 in 2009.  The higher loss is due primarily to the officer’s salary and expenses, a significant increase in professional fees as well as the increased interest expense associated with greater borrowings and loan discount amortization in fiscal 2010.

Operating Expenses

The following table sets forth summarized operating expense information for the years ended August 31, 2010 and 2009:

($ in Thousands)
	2010	2009	$ Change
Office and other	$5	$4	$1
Depreciation expense	12	1	11
Officer's salary and related expenses	167	-	167
Professional fees	551	86	465
Referral fees	45	-	45
Rent and lease expense	-	51	(51)
Travel	15	-	15
Shareholder loan and other interest	570	201	369
Subsidiary formation cost	10	-	10
Impairment loss	940	1,011	(71)
	$2,315	$1,354	$961

For the year ended August 31, 2010, operating expenses increased $961,000 or 41%, as compared to the year ended August 31, 2009. The decrease occurred primarily due to: (i) the $167,000 increase in Officers’ salary and related expenses, (ii) the $465,000 increase in professional fees which includes accounting, legal fees, geotechnical services and other and (iii) the $369,000 increase in interest expense and loan amortization.

Net Loss

For the twelve months ended August 31, 2010, our net loss was $2,315,000 compared to a loss of $1,354,000 for the twelve months ended August 31, 2009. The increase in the loss for the twelve months ended August 31, 2010 as compared to the twelve months ended August 31, 2009 was attributable to significant increases in operating expenses as noted above.

Net Loss Applicable to Common Shareholders

For the twelve months ended August 31, 2010, our net loss per share was $0.02 compared to a loss of $0.05 for the twelve months ended August 31, 2009.

Cash flows

Cash flows from the Company's operating activities used cash of $367,693 for the year ended August 31, 2010, compared to net cash used of $70,875 in the year ended August 31, 2009.  During the year ended August 31, 2010, investing activities used cash of $62,563 for capital expenditures and $2,868,581 for investments in oil and gas properties.  The Company's financing activities provided net cash proceeds of $3,338,000 in the year ended August 31, 2010, compared to $69,200 cash provided in the year ended August 31, 2009. The cash provided in the twelve months ended August 31, 2010 was provided by sales of common stock totaling $587,500 and through proceeds from shareholder short-term loans totaling $2,900,500.  In 2009, the financing was provided by shareholder advances.

For the period from inception-to-date, the Company used cash of $811,701 in operating activities, $3,184,444 in investing activities and $4,015,824 was provided from financing activities.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Going Concern

In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least August 31, 2011.  The Company expects to finance its operations primarily through its existing cash and any future financing. However, there exists substantial doubt about the Company’s ability to continue as a going concern because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted.   Therefore, there is substantial doubt as to the Company’s ability to continue as a going concern. Additionally, our independent auditors included an explanatory paragraph in their report on our consolidated financial statements included in this report that raises substantial doubt about our ability to continue as a going concern.  The Company’s ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. In addition, the Company’s ability to complete an offering may be dependent on the status of its oil and gas exploration activities, which cannot be predicted. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable.

Our audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months. Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of the going concern uncertainty.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations as of August 31, 2010 and through the end of fiscal 2011 consist of the oil and gas participation and farm out agreements and other obligations detailed above under Liquidity and Capital Resources.

OFF-BALANCE SHEET ARRANGEMENTS

As of August 31, 2010 and 2009, the Company did not have any off-balance-sheet arrangements.

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

Basis of Accounting

The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (GAAP). The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary for a fair presentation of consolidated financial position and the results of operations have been reflected herein.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, and our observance of trends in the industry and information available from other outside sources, as appropriate. Different, reasonable estimates could have been used in the current period.  Additionally, changes in accounting estimates are reasonably likely to occur from period to period. These, and other factors, could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Impairment of Long-lived Assets

The Company evaluates impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered.  These events include market declines, decisions to sell an asset and adverse changes in the legal or business environment.  If events or circumstances indicate that a long-lived asset’s carrying value may not be recoverable, the Company estimates the future undiscounted cash flows from the asset for which the lowest level of separate cash flows may be determined, to determined if the asset is impaired.  If the total undiscounted future cash flows are less than the carrying amount for the asset, the Company estimates the fair value of the asset through reference to sales data for similar assets, or by using a discounted cash flow approach.  The asset’s carrying value is then adjusted downward to the estimated fair value.  These cash flow estimates and assumptions could change significantly either positively or negatively.  During the quarter ended May 31, 2009, the Company recorded an impairment of $1,010,970 in the value of its interest in joint venture projects to reflect the present value of the expected cash to be recovered in the then-anticipated sale of the joint venture interests.  The anticipated sale was terminated after the end of the third quarter and management evaluated the stated value of the investment and concluded that, because the joint venture projects have been largely inactive for about two years and because management had been unsuccessful in negotiating a sale or restructure of the joint venture assets and other factors, that the value of the Company’s investment in the joint venture companies should be impaired by an additional $940,240 bringing the carrying value to zero.  After the filing date of the third quarter Form 10-Q (July 20, 2010), The Company restarted negotiations for the sale of the joint venture assets and on September 23, 2010, the joint venture interests were sold for $1,000,000 payable as detailed above (see page 6 – Corporate History).

Inflation

The Company's results of operations have not been significantly affected by inflation and management does not expect inflation to have a significant effect on its operations in the foreseeable future.

Oil and gas properties

The Company follows the full cost method of accounting for its oil and gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Such costs include costs of acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil properties will be accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss will be recognized in the consolidated statement of operations.

As of August 31, 2010, the Company had oil and gas property investments in the amount of $7,574,581 that are excluded from amortization because reserves have not been proven to be associated with those properties. If proved reserves are found and when its quantity can be estimated, costs in excess of the present value of estimated future net revenues will be charged to impairment expense. The Company will apply the full cost ceiling test on a quarterly basis on the date of the latest consolidated balance sheet presented.  The operator of the one of the Company’s participation interests plans to continue to drill exploratory wells.  It is not known at this time if any recoverable resources of oil and gas exist on the Company’s properties.  As of the date of this report and based upon all the known facts and circumstances, management does not believe that any impairment exists with respect to these properties.

Asset retirement costs will be recognized when an asset is placed in service and will be included in the amortization base and will be amortized over proved reserves, if any, using the units of production method.  Depletion of proved oil and gas properties will be calculated on the units-of-production method based upon estimates of proved reserves, if any. Such calculations include the estimated future costs to develop proved reserves. Costs of unproved properties are not included in the costs subject to depletion. These costs will also be assessed quarterly for impairment.

Asset Retirement Obligation

GAAP requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and natural gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units of production method. Should either the estimated life or the estimated abandonment costs of a property change materially upon the Company’s quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using the Company’s credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost related to oil and gas property accounts.  At August 31, 2010, the Company has no asset retirement obligations.

Basic Loss Per Share

The Company is required to provide basic and diluted earnings (loss) per common share information.  The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended August 31, 2010, there were no potentially dilutive securities issued so diluted net loss per common share equals basic net loss per share.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Gulf United Energy, Inc. and its wholly-owned subsidiaries, Gulf United Energy del Peru, Ltd., Gulf United Energy Cuenca Trujillo, Ltd. and Gulf United Energy del Colombia, Ltd. as of August 31, 2010. All significant inter-company transactions and balances have been eliminated in the consolidation.

Accounting for Uncertain Tax Positions

Generally accepted accounting principles (GAAP) provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an entity’s financial statements.  GAAP requires an entity to recognize the financial statement impact of a tax position when it is more likely that not that the position will we sustained upon examination. The Company believes that all significant tax positions utilized by the Company will more likely than not be sustained upon examination.  As of the Company’s fiscal year-end, August 31, 2010, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the year 2007 forward (with limited exceptions). Tax penalties and interest, if any, would be accrued as incurred and would be classified as tax expense in the consolidated statements of operations.

Foreign Currency Translation

While we conduct our operations in one functional currency: the U.S. dollar, the balance sheets of the joint venture companies are translated from Mexican pesos into U.S. dollars at the period-end exchange rates. If we conduct business in the currencies of Peru or Columbia, balance sheet accounts will be translated into U.S. dollars at the appropriate period-end rates while income and expenses will be translated at average exchange rates during the period. Cumulative translation gains or losses related to net assets located outside the U.S. will be shown as a component of shareholders’ equity. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than U.S. dollars, will be included in the consolidated statements of operations.  There are no such transactions in the current financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Gulf United Energy, Inc.

We have audited the accompanying consolidated balance sheets of Gulf United Energy, Inc. and subsidiaries (A Development Stage Enterprise) as of August 31, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders' equity (deficiency), and cash flows for the years ended August 31, 2010 and 2009, and the period from inception (September 19, 2003) to August 31, 2010. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gulf United Energy, Inc. and subsidiaries (a Development Stage Enterprise) at August 31, 2010 and 2009, and the results of its operations, changes in shareholders’ equity (deficiency) and cash flows for each of the years ended August 31, 2010 and 2009, and the period from inception to August 31, 2010 in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying consolidated financial statements and as further discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial losses during its development stage and is experiencing liquidity problems associated with its lack of operations and working capital, which raises substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

//S//   HARPER & PEARSON COMPANY, P.C.

Houston, Texas
December 6, 2010

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	August 31,
	2010	2009
ASSETS
Current Assets
Cash	$19,679	$516
Payroll taxes receivable from shareholder	39,153	-
Prepaid Expenses	20,000	-
Total Current Assets	78,832	516

Fixed Assets:
Computer Equipment at cost	3,300	3,300
Software License	62,563	-
Less: Accumulated Depreciation	(13,727)	(2,200)
Net Fixed Assets	52,136	1,100

Other Assets
Investment in oil and gas properties (Note 3)	7,574,581	-
Advances to and investment in joint venture projects (Note 3)	-	940,240
Total Other Assets	7,574,581	940,240

Total Assets	$7,705,549	$941,856

LIABILITIES
Current
Accounts payable and accrued liabilities	$387,692	$100,951
Accounts payable to operators of working interests	1,150,000	-
Loans payable related parties (Note 6)	26,574	26,574
Shareholder loans payable and accrued interest (Net of note discount of
$856,433 at August 31, 2010 and $ - at August 31, 2009 (Note 7)	3,223,516	2,154,700
Total Current Liabilities	4,787,782	2,282,225

Total Liabilities	4,787,782	2,282,225

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred Stock
Authorized: 50,000,000 shares, none issued or outstanding	-	-
Common Stock
Authorized:
700,000,000 shares with a par value of $0.001
Issued and Outstanding:
293,700,000 as of August 31, 2010 and
26,350,000 shares as of August 31, 2009	293,700	26,350
Additional paid-in capital	6,992,910	686,925
Deficit Accumulated During The Development Stage	(4,368,843)	(2,053,644)
Total Stockholders' Equity (Deficiency)	2,917,767	(1,340,369)

Total Liabilities and Stockholders' Equity (Deficiency)	$7,705,549	$941,856

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009
AND FOR THE PERIOD FROM INCEPTION THROUGH AUGUST 31, 2010

			Period From
			Inception
	Years Ended August 31,		Through
	2010	2009	August 31, 2010

Revenue	$-	$-	$-

Expenses:
Office and sundry	1,120	183	16,503
Business License and Fees	2,342	-	2,342
Depreciation Expense	11,527	1,100	13,727
Officer's salary	158,000	-	158,000
Payroll tax expense	8,912	-	8,912
Professional fees	550,553	86,270	876,777
Consulting	-	-	10,455
Referral Fees	45,000	-	45,000
Rent and lease expense	-	51,295	129,696
Public relations	-	320	1,265
Subsidiary formation cost	9,600	-	9,600
Travel	14,843	-	29,056
Utilities	3,352	2,350	18,223
Interest Expense	569,710	201,278	1,085,903
Total expenses	1,374,959	342,796	2,405,459
Operating Loss	(1,374,959)	(342,796)	(2,405,459)

Other Income and Expense
Gain on settlement of debt	-	-	(3,333)
Loss from continuing operations	(1,374,959)	(342,796)	(2,402,126)

Loss from discontinued operations	(940,240)	(1,010,970)	(1,966,717)
Net Loss	$(2,315,199)	$(1,353,766)	$(4,368,843)

Basic And Diluted Loss per share
from continuing operations	$(0.01)	$(0.01)	$(0.06)

Basic And Diluted Loss per share
from discontinued operations	$(0.01)	$(0.04)	$(0.05)

Basic And Diluted Net Loss per share	$(0.02)	$(0.05)	$(0.11)

Weighted Average Number of Shares Outstanding	115,018,082	26,350,000	38,122,159

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009
AND FOR THE PERIOD FROM INCEPTION THROUGH AUGUST 31, 2010

			Period From
			Inception
	Twelve Months Ended		(September 19, 2003)
	August 31,	August 31,	Through
	2010	2009	August 31, 2010
Cash Flows From Operating Activities
Net loss for the period	$(2,315,199)	$(1,353,766)	$(4,368,843)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation expense	11,527	1,100	13,727
Expenses paid by issuances of common stock	192,600	-	192,600
Accrued interest added to shareholder loans	206,193	201,226	721,708
Loan discount amortization	329,358	-	329,358
Non-cash portion of interest expense	-	-	3,333
Gain on settlement of debt	-	-	(3,333)
Impairment of investment in joint venture projects	940,240	1,010,970	1,951,210
Changes in operating assets and liabilities:
Payroll tax receivable	(39,153)	-	(39,153)
Prepaid expenses	-	4,968	-
Decrease in deposits	-	7,500	-
Accounts payable and accrued liabilities	286,741	57,127	387,692
Net Cash Used By Operating Activities	(387,693)	(70,875)	(811,701)

Cash Flows From Investing Activities
Capital Expenditures	(62,563)	-	(65,863)
Investment in oil and gas properties	(2,868,581)	-	(2,868,581)
Advances to and investment in joint venture projects	-	-	(250,000)
Net cash used by investing activities	(2,931,144)	-	(3,184,444)

Cash Flows From Financing Activities
Proceeds from sale of common stock (net of expenses)	587,500	-	613,550
Increase in loans payable to related parties	-	-	226,574
Principal payment on shareholder loan	(150,000)	-	(150,000)
Proceeds from shareholder loans payable	2,900,500	69,200	3,325,700
Net cash provided by financing activities	3,338,000	69,200	4,015,824

Increase/(Decrease) In Cash During The Period	19,163	(1,675)	19,679

Cash, Beginning Of Period	516	2,191	-

Cash, End Of Period	$19,679	$516	$19,679

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
PERIOD FROM INCEPTION (SEPTEMBER 19, 2003) TO AUGUST 31, 2010

					DEFICIT
					ACCUMULATED
	COMMON SHARES		ADDITIONAL	COMMON	DURING THE
		PAR	PAID-IN	SHARES	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	SUBSCRIBED	STAGE	TOTAL
Balance, September 19,
2003 (date of inception)	-	$-	$-	$-	$-	$-
Capital stock issued for cash:
October 2003 at $0.001	2,500,000	2,500	-	-	-	2,500
November 2003 at $0.005	160,000	160	640	-	-	800
December 2003 at $0.005	1,400,000	1,400	5,600	-	-	7,000
June 2004 at $0.01	1,000,000	1,000	9,000	-	-	10,000
July 2004 at $0.25	23,000	23	5,727	-	-	5,750
Net loss for the period	-	-	-	-	(15,880)	(15,880)
Balance, August 31, 2004	5,083,000	5,083	20,967	-	(15,880)	10,170
Net loss for the year	-	-	-	-	(16,578)	(16,578)
Balance, August 31, 2005	5,083,000	5,083	20,967	-	(32,458)	(6,408)
November 10, 2005 Stock
Split Adjustment	20,332,000	20,332	(20,332)	-	-	-
Net loss for the year	-	-	-	-	(31,577)	(31,577)
Balance, August 31, 2006	25,415,000	25,415	635		(64,035)	(37,985)
Capital stock issued for investment:
January 2007 at $0.735 per share	185,000	185	135,790	-	-	135,975
July 2007 at $0.735 per share	750,000	750	550,500	-	-	551,250
Net loss for the year	-	-	-	-	(257,804)	(257,804)
Balance, August 31, 2007	26,350,000	26,350	686,925		(321,839)	391,436
Net loss for the year	-	-	-	-	(378,039)	(378,039)
Balance, August 31, 2008	26,350,000	26,350	686,925		(699,878)	13,397
Net loss for the year	-	-	-	-	(1,353,766)	(1,353,766)
Balance, August 31, 2009	26,350,000	$26,350	$686,925	$-	$(2,053,644)	$(1,340,369)

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
PERIOD FROM INCEPTION (SEPTEMBER 19, 2003) TO AUGUST 31, 2010

					DEFICIT
					ACCUMULATED
	COMMON SHARES		ADDITIONAL	COMMON	DURING THE
		PAR	PAID-IN	SHARES	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	SUBSCRIBED	STAGE	TOTAL

Balance, August 31, 2009	26,350,000	$26,350	$686,925	$-	$(2,053,644)	$(1,340,369)
Capital stock issued for settlement
of name issue:
January 2010 at $0.01 per share	50,000	50	450	-	-	500
Capital stock issued to buy
subsidiary:
March 2010 at $0.032 per share	300,000	300	9,300	-	-	9,600
Capital stock issued for cash:
March 2010 at $0.01 per share	59,750,000	59,750	527,750	-	-	587,500
Capital stock issued for services:
March 2010 at $0.01 per share	18,750,000	18,750	168,750	-	-	187,500
April 2010 at $0.01 per share	1,500,000	1,500	13,500	-	-	15,000
Capital stock issued for oil and
gas properties:
March 2010 at $0.022 per share	2,000,000	2,000	42,000	-	-	44,000
March 2010 at $0.01 per share	40,000,000	40,000	360,000	200,000	-	600,000
Capital stock issued for loan
conversion:
March 2010 at $0.01 per share	20,000,000	20,000	180,000	200,000	-	400,000
Shareholder loan interest forgiven	-	-	631,444	-	-	631,444
Capital stock issued with short-
term debt:
April 2010 at $0.065 per share	17,500,000	17,500	671,894	-	-	689,394
May 2010 at $0.065 per share	5,000,000	5,000	191,970	-	-	196,970
June 2010 at $0.087 per share	2,500,000	2,500	113,810	-	-	116,310
July 2010 at $0.075 per share	3,000,000	3,000	125,571	-	-	128,571
July 2010 at $0.120 per share	500,000	500	26,773	-	-	27,273
August 2010 at $0.120 per share	500,000	500	26,773	-	-	27,273
Capital stock issued for oil and
gas properties:
June 2010 at $0.01 per share	20,000,000	20,000	180,000	(200,000)	-	-
July 2010 at $0.052 per share	56,000,000	56,000	2,856,000	-	-	2,912,000
Capital stock issued for loan
conversion:
June 2010 at $0.01 per share	20,000,000	20,000	180,000	(200,000)	-	-
Net loss for the period	-	-	-	-	(2,315,199)	(2,315,199)
Balance, August 31, 2010	293,700,000	$293,700	$6,992,910	$-	$(4,368,843)	$2,917,767

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2010 and 2009

The financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.

1.	NATURE AND CONTINUANCE OF OPERATIONS

Gulf United Energy, Inc. (the “Company”) was incorporated in Nevada in September 2003. The Company currently has limited operations.  The Company is a development stage company as defined by the Financial Accounting Standards Board (FASB) Accounting Standards for Development Stage Entities.  The Company acquired joint venture interests with a private Mexican company in a proposed natural gas pipeline project and a proposed liquefied natural gas (LNG) regasification and storage facility in Mexico. During the quarter ended May 31, 2010, Company management, based on their analysis of many factors, concluded that the Company’s interest in the joint ventures no longer had value and, therefore, the interest in the joint ventures were deemed fully impaired and was written down to zero value. Subsequent to the filing date of the May 31, 2010 10-Q, negotiation for the sale of the Company’s joint venture interest were re-initiated and the sale was consummated on September 23, 2010.  The Company (through a wholly-owned subsidiary) has a participating interest in a Peruvian onshore and shallow offshore petroleum exploration project.  The operator of the interest has drilled two exploratory wells both of which are considered dry wells.  It is currently unknown if any recoverable reserves of oil and gas exist.  On July 13, 2010, the Company (through a wholly-owned subsidiary) entered into a farmout agreement with SK Energy, Ltd. for the right to earn a participation interest in Block Z-46, an approximately 2.8 million acre offshore block in Peru.  And on July 30, 2010, the Company (through a wholly-owned subsidiary) entered into a farmout agreement with SK Energy Co, Ltd. for the right to earn a participation interest in the CPO-4 block located in the Llanos Basin of Colombia.  Seismic evaluation has been ongoing on both blocks, but it is unknown whether recoverable reserves of oil or gas will be discovered.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $4,368,843 and further losses are anticipated in the development of our business raising substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Between November 12, 2009 and August 31, 2010, the Company sold 59,750,000 shares of its common stock in a private placement, resulting in proceeds to the Company of $587,500. During the quarter ended May 31, 2010, the Company issued 20,250,000 shares of common stock to consultants for services rendered or to be rendered and 2,000,000 shares as an incentive to enter into an oil and gas working interest agreement. Between April 26, 2010 and August 31, 2010, the Company borrowed an aggregate of $2,900,000 through the issuance of unsecured promissory notes. As additional consideration for the issuance of the notes, the Company issued an aggregate of 29,000,000 shares of its unregistered, restricted common stock.  Subsequent to August 31, 2010, the Company borrowed an additional $1,300,000 through the issuance of unsecured promissory notes and issued or will issue 14,000,000 shares of its common stock as additional consideration for the issuance of the notes.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

SALE OF JOINT VENTURE INTERESTS

On March 22, 2006, the Company entered into a letter of intent with Cia. Mexicana de Gas Natural, S.A. de C.V. (“CMGN”), a private Mexican corporation, whereby the Company would acquire a 50% interest in a joint venture to be formed (the “Gulf United/CMGN Joint Venture”). The Company contributed cash to the Gulf United/CMGN Joint Venture and CMGN contributed its 24% equity interest in a proposed project to design, construct, operate and maintain an open access natural gas pipeline between Valladolid, Cancun and Punta Venado, as well as its initial 24% equity interest in a project to build a proposed LNG storage and regasification facility. The Company borrowed $200,000 from a stockholder to make the initial advance required under the letter of intent. No additional payments were made. The letter of intent was terminated on May 22, 2006 and the investment in the joint venture was transferred to a stockholder of the Company in full settlement of the debt.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2010 and 2009

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

The Company entered into a loan agreement with a stockholder covering funds advanced on its behalf. The loan was secured by the Company’s equity interest in the joint venture entities and bore interest at a rate of 10% per annum, compounded monthly, and was due in full on January 31, 2010.  On March 12, 2010, the Company entered into a debt conversion agreement with respect to $1,639,685 of outstanding debt owed to the stockholder.

The value of the joint venture investment was impaired in the amount of $1,010,970 and adjusted as of May 31, 2009 to reflect the present value of the then-agreed sale amount of $1,000,000. The valuation was completed utilizing level 3 inputs, using a 10% discount rate on funds to be received after the anticipated sale closing date.  During the quarter ended May 31, 2010, the joint venture investment was impaired further in the amount of $940,240 to reflect management’s view that as of May 31, 2010, the investment had zero value.

Subsequent to its fiscal year ended August 31, 2010 as reported on the 8K filed November 5, 2010, the Company closed on an agreement with its former joint venture partner, Cia. Mexicana de Gas Natural, S.A. de C.V., to sell all of the Company’s shares in Fermaca LNG de Cancun, S.A. de C.V. and Fermaca Gas de Cancun, S.A. de C.V. for a total amount of $1,000,000.  $50,000 was paid upon entry into the sale agreement and $150,000 was paid at the close of the transaction.  The next four installments of $150,000 are payable three, six, nine and twelve months after the close with a final payment of $200,000 payable at fifteen months after the close of the purchase transaction.  No interest accrues on the installments.  Management anticipates that all installments will be paid, but there in no certainty that they will be paid.  The proceeds from the sale will be used to reduce the Company’s outstanding debt to a shareholder.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (GAAP). The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary for a fair presentation of consolidated financial position and the results of operations have been reflected herein.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2010 and 2009

contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, and our observance of trends in the industry and information available from other outside sources, as appropriate. Different, reasonable estimates could have been used in the current period.  Additionally, changes in accounting estimates are reasonably likely to occur from period to period. These, and other, factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

Cash

Cash includes cash in a demand deposit account with a Houston bank.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, payroll taxes receivable from shareholder, accounts payable, accrued liabilities and debt.  It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these instruments. The fair value of these financial instruments approximates their carrying values.

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

Software License and Fixed Assets

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

Impairment of Long-lived Assets

The Company evaluates impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered.  These events include market declines, decisions to sell an asset and adverse changes in the legal or business environment.  If events or circumstances indicate that a long-lived asset’s carrying value may not be recoverable, the Company estimates the future undiscounted cash flows from the asset for which the lowest level of separate cash flows may be determined, to determined if the asset is impaired.  If the total undiscounted future cash flows are less than the carrying amount for the asset, the Company estimates the fair value of the asset through reference to sales data for similar assets, or by using a discounted cash flow approach.  The asset’s carrying value is then adjusted downward to the estimated fair value.  These cash flow estimates and assumptions could change significantly either positively or negatively.  During the quarter ended May 31, 2009, the Company recorded an impairment of $1,010,970 in the value of its interest in joint venture projects to reflect the present value of the expected cash to be recovered in the then-anticipated sale of the joint venture interests.  The anticipated sale was later terminated.  At the end of the quarter ended May 31, 2010, management evaluated the stated value of the investment and concluded that, because the joint venture projects have been largely inactive for about two years and because management has been unsuccessful in negotiating a sale or restructure of the joint venture assets and other factors, that the value of the Company’s investment in the joint venture companies should be impaired by an additional $940,240 bringing the carrying value to zero. This value was based on level 3 inputs.  See Note 3 – Investment in Joint Venture Entities.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2010 and 2009

Inflation

The Company's results of operations have not been significantly affected by inflation and management does not expect inflation to have a significant effect on its operations in the foreseeable future.

Oil and gas properties

The Company follows the full cost method of accounting for its oil and gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves, if any, are capitalized. Such costs include costs of acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil and gas properties will be accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves, if any, of oil and gas, in which case the gain or loss will be recognized in the consolidated statements of operations.

As of August 31, 2010, the Company had oil and gas property investments in the amount of $7,574,581 that are excluded from amortization because reserves have not been proven to be associated with those properties. If proved reserves, if any, are found and when its quantity can be estimated, costs in excess of the present value of estimated future net revenues will be charged to impairment expense. The Company will apply the full cost ceiling test on a quarterly basis on the date of the latest consolidated balance sheet presented.  The operator one of the interests plans to continue to drill exploratory wells.  It is not known at this time if any recoverable reserves of oil and gas exist.  As of the date of this report and based upon all the known facts and circumstances, management does not believe that any impairment exists with respect to these properties.

Asset retirement costs will be recognized when an asset is placed in service and will be included in the amortization base and will be amortized over proved reserves, if any, using the units of production method.  Depletion of proved oil and gas properties will be calculated on the units-of-production method based upon estimates of proved reserves, if any. Such calculations include the estimated future costs to develop proved reserves, if any. Costs of unproved properties are not included in the costs subject to depletion. These costs will also be assessed quarterly for impairment.

Asset Retirement Obligation

GAAP requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and natural gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units of production method. Should either the estimated life or the estimated abandonment costs of a property change materially upon the Company’s quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using the Company’s credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost related to oil and gas property accounts.  At August 31, 2010, the Company has no asset retirement obligations.

Basic Loss Per Share

The Company is required to provide basic and diluted earnings (loss) per common share information.  The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2010 and 2009

dilutive securities. For the period ended August 31, 2010, there were no potentially dilutive securities issued so diluted net loss per common share equals basic net loss per share.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Gulf United Energy, Inc. and its wholly-owned subsidiaries, Gulf United Energy del Peru, Ltd., Gulf United Energy Cuenca Trujillo Ltd. and Gulf United Energy del Colombia, Ltd. as of August 31, 2010. All significant inter-company transactions and balances have been eliminated in the consolidation.

Accounting for Uncertain Tax Positions

Generally accepted accounting principles (GAAP) provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an entity’s financial statements.  GAAP requires an entity to recognize the financial statement impact of a tax position when it is more likely that not that the position will we sustained upon examination. The Company believes that all significant tax positions utilized by the Company will more likely than not be sustained upon examination.  As of the Company’s fiscal year-end, August 31, 2010, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the year 2007 forward (with limited exceptions). Tax penalties and interest, if any, would be accrued as incurred and would be classified as tax expense in the consolidated statements of operations.

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

In December 2008, the Securities and Exchange Commission published a Final Rule, “Modernization of Oil and Gas Reporting.” The new rule permits the use of new technologies to determine proved reserves if those technologies have been demonstrated to lead to reliable conclusions about reserve volumes. The new requirements also will allow companies to disclose their probable and possible reserves.  In addition, the new disclosure requirements require companies to (a) report the independence and qualifications of its reserve preparer, (b) file reports when a third party is relied upon to prepare reserve estimates or conducts a reserve audit, and (c) report oil and gas reserves using an average price based upon the prior 12 month period rather than year end prices.  The new requirements were effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The Company adopted the Final Rule as of August 31, 2010. Because the Company has no proven, probable or possible reserves at this time, there was no impact upon implementation.

In January, 2010, the FASB issued amended accounting guidance to align oil and gas reserve estimation and disclosure requirements of ASC 932 with the requirements in the Security and Exchange Commission’s Final Rule, “Modernization of Oil and Gas Reporting.” The amendments to the accounting guidance are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The impact of the adoption of this amended accounting guidance is noted above.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2010 and 2009

3.     INVESTMENTS

Investment in Joint Venture Entities

On March 22, 2006, the Company entered into a letter of intent with Cia. Mexicana de Gas Natural, S.A. de C.V. (“CMGN”), a private Mexican corporation, whereby the Company would acquire a 50% interest in a joint venture to be formed (the “Gulf United/CMGN Joint Venture”). The Company contributed cash to the Gulf United/CMGN Joint Venture and CMGN contributed its 24% equity interest in a proposed project to design, construct, operate and maintain an open access natural gas pipeline between Valladolid, Cancun and Punta Venado, as well as its initial 24% equity interest in a project to build a proposed LNG storage and regasification facility.

The value of the joint venture investment was impaired in the amount of $1,010,970 and adjusted as of May 31, 2009 to reflect the present value of the then-agreed sale amount of $1,000,000. The valuation was completed using level 3 inputs, using a 10% discount rate on funds to be received after closing.  The joint venture interest was further impaired in the amount of $940,240 to reflect management’s view that, as of May 31, 2010, the interest had a zero value.  Because of the subsequent sale of the joint venture interests, the impairment losses have been reclassified to discontinued operations.

As reported on the 8K filed November 5, 2010, the Company closed on an agreement with its former joint venture partner, Cia. Mexicana de Gas Natural, S.A. de C.V., to sell all of the Company’s shares in Fermaca LNG de Cancun, S.A. de C.V. and Fermaca Gas de Cancun, S.A. de C.V. for a total amount of $1,000,000.  $50,000 was paid upon entry into the sale agreement and $150,000 was paid at the close of the transaction.  The next four installments of $150,000 are payable three, six, nine and twelve months after the close with a final payment of $200,000 payable at fifteen months after the close of the purchase transaction.  No interest accrues on the installments.  Management anticipates that all installments will be paid, but there in no certainty that they will be paid.  The proceeds from the sale will be used to substantially reduce the Company’s outstanding debt to a shareholder.

As of August 31, 2010, the joint venture partner owned 1,135,000 shares or approximately 0.39% of the Company’s outstanding common shares.

Investment in Subsidiary

On March 8, 2010, Rodeo Resources, LP., a related party, assigned 100 shares (total shares outstanding) of CMP Energy, Ltd. to the Company in exchange for 300,000 shares of Company unregistered, restricted common shares valued at $9,600 (determined with the assistance of independent valuation experts) which has been expensed as subsidiary formation cost. CMP Energy, Ltd. is organized under the laws of the British Virgin Islands and was formed as a corporation on March 30, 2007.  At the time of the transfer, CMP Energy, Ltd. was wholly-owned by Rodeo Resources, LP. and owned no assets. Its only liability related to a software license agreement dated February 23, 2010 between CMP Energy, Ltd. and Seismic Micro-Technology, Inc.  Also on March 8, 2010, CMP Energy, Ltd. was renamed Gulf United Energy del Peru. Ltd.

Investment in oil and gas properties

On March 12, 2010, the Company, through its subsidiary Gulf United Energy del Peru Ltd., entered into a participation agreement with Upland Oil and Gas, LLC (“Upland”). Pursuant to the terms of the participation agreement, the Company, through the Subsidiary, acquired from Upland an up to 35% working interest in Block XXIV Peru, an approximately 280,000 acre onshore and offshore property, and an up to 35% working interest in the Peru TEA, which consists of four contiguous blocks totaling approximately 40,000,000 acres. Pursuant to the terms of the participation agreement, the Company paid a total of $1,100,000 through August 31st toward past costs. The Company also paid $1,813,391 drilling costs through August 31, 2010.  With respect to the Peru TEA, the Company paid $250,000 toward the Peru TEA ongoing costs as of August 31, 2010.  Upland spudded two wells prior to August 31, 2010.  Both wells are currently considered dry holes.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2010 and 2009

On July 31, 2010, the Company entered into a Novation and Settlement Agreement, which amended and superseded the original participation agreement.  Under the terms of the agreement, the Company acquired an undivided 5% working interest in Block XXIV and an undivided 2% working interest in the Peru TEA in exchange for a $500,000 cash payment and 1,000,000 shares of restricted common stock.  The right for the Company to make this investment was granted by four related-party individuals (the Assignors”) in exchange for 60,000,000 shares of the Company’s unregistered, restricted common stock.  The Assignors retained a 2% overriding royalty interest in these properties.

Peru Z-46

On July 13, 2010, Gulf United Energy, Inc. entered into a farmout agreement (the “Farmout Agreement”) with SK Energy Co., Ltd. (“SK”) pursuant to which the Company will pay to SK approximately $2,914,917 for past costs and expenses incurred through May 31, 2010.  The payment for past costs is due within thirty (30) days after receipt of the approval from Perupetro S.A.  The Company will also pay SK its proportionate share of on-going costs and thirty-five percent (35%) of seismic acquisition costs (which includes 75% of the seismic acquisition costs incurred in the second exploration period between July 19, 2009 and August 16, 2011).  The assignment of the participation interest in Block Z-46 is conditioned upon the approval of the assignment by Perupetro S.A.  In the event Perupetro S.A. does not approve the assignment on or before January 13, 2012, resulting in the Company being denied an economic benefit either party would have realized under the governing farmout agreement, the parties have agreed to amend the agreement or take other reasonable steps to assure that an equitable result is achieved consistent with the parties’ intentions contained in the farmout.  The right for the Company to make this investment was granted by related-party assignors in exchange for 56,000,000 shares of the Company’s unregistered, restricted common stock.  The Assignors retained a 2% overriding royalty interest in this property.

Colombia CPO-4

On July 30, 2010, Gulf United Energy, Inc. entered into a farmout agreement (the “Farmout Agreement”) with SK Energy Co. Ltd. (“SK”).  pursuant to which, the Company, through its wholly owned subsidiary Gulf United Energy del Colombia Ltd., acquired the right to earn an undivided twelve and one-half percent (12.5%) participation interest in the CPO-4 block located in the Llanos Basin of Colombia (“CPO-4”).  The assignment of the interest in CPO-4 is conditioned upon the approval by the National Hydrocarbon Agency of Colombia (“ANH”) and the Republic of Korea by July 31, 2011. In the event that the assignment is not approved on or before January 13, 2012, resulting in the Company being denied an economic benefit either party would have realized under the governing farmout agreement, the parties have agreed to amend the agreement or take other reasonable steps to assure that an equitable result is achieved consistent with the parties’ intentions contained in the farmout.  SK will serve as operator on CPO-4.

At August 31, 2010, the Company does not have the cash or other resources to fund any of the above-noted costs.  At August 31, 2010, the Company’s investment in oil and gas properties is summarized as follows:

	Fiscal 2010	Fiscal 2011
	Costs	Commitment

Block XXIV and TEA – Peru	$3,945,282	$-
Block Z-46 – Peru	2,999,299	9,193,000
CPO-4 – Colombia	650,000	11,875,000

	$7,574,581	$21,068,000

As of the date of this report and based upon all the known facts and circumstances, management does not believe that any impairment exists with respect to these properties.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2010 and 2009

4.  COMMON STOCK

On June 1, 2010, the Company’s shareholders approved the proposal to increase the authorized shares of Company common stock, par value $0.001 from 200,000,000 to 700,000,000; therefore, the total number of common shares of stock which the Company shall have the authority to issue is seven hundred million (700,000,000) shares with a par value of one tenth of one cent ($.001) per share.

As of August 31, 2010 and 2009, the Company had 293,700,000 and 26,350,000 shares of its $.001 par value common stock issued and outstanding, respectively.

The following schedule is a summary of the transactions in the Company’s common stock since August 31, 2009:

Shares outstanding as of August 31, 2009		26,350,000

Unregistered, restricted shares issued during fiscal year ended August 31, 2010:
Shares issued for the release of corporate name	January, 2010	50,000

Shares issued for purchase/formation of a subsidiary	March, 2010	300,000

Shares issued for cash	March, 2010	59,750,000

Shares issued for services rendered or to be rendered	March, 2010	20,750,000

Shares issued for services rendered or to be rendered	April, 2010	1,500,000

Shares issued for assignment of rights to participate in oil and gas projects	March, 2010	40,000,000

Shares issued for conversion of debt to equity	March, 2010	20,000,000

Shares issued in conjunction with debt subscriptions	April-August, 2010	29,000,000

Shares issued for conversion of debt to equity	June, 2010	20,000,000

Shares issued for assignment of rights to participate in oil and gas projects	June, 2010	20,000,000

Shares issued for assignment of rights to participate in oil and gas projects	July, 2010	56,000,000
		293,700,000
Unregistered, restricted shares issued subsequent to August 31, 2010:

Shares issued for services rendered or to be rendered	September-November, 2010	3,700,000

Shares issued in conjunction with oil and gas participation agreement	November, 2010	1,000,000

Shares issued in conjunction with debt subscriptions	September-November, 2010	10,500,000

Total shares issued as of November 29, 2010		308,900,000

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2010 and 2009

5.  INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has incurred net operating losses totaling $4,368,843 which commence expiring in 2023 if not previously utilized. Pursuant to Accounting Standards Codification, the Company is required to compute tax asset benefits for net operating loss carry-forwards. The potential benefit of net operating losses has been offset by a valuation allowance in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The valuation of the tax loss carryforward and the valuation allowance thereon were as follows:

	August 31, 2010	August 31, 2009
Tax benefit carry forward	$821,997	$354,509
Impairment loss-discontinued operations	663,411	343,730
Valuation allowance	(1,485,408)	(698,239)

	$-	$-

6.    LOANS PAYABLE TO RELATED PARTIES

Notes payable to related parties consists of the following as of August 31, 2010 and 2009:

Unsecured loans to related parties	$26,574

Two stockholders and former directors of the Company provided these loans.  The loans are non-interest bearing, unsecured and payable upon demand.

7.	SHAREHOLDER LOANS PAYABLE AND ACCRUED INTEREST

Unsecured loans and accrued interest payable to shareholders at August 31, 2010 and 2009

	2010	2009
Loan payable	$1,089,685	$1,639,185
Accrued interest	19,430	515,515
	1,109,115	2,154,700

New short-term debt	2,900,000	-
Less: total note discount for stock issued	(1,185,791)	-
Add: amortization of note discount	329,358	-
Add: accrued interest	70,834	- .
	2,114,401	- .
Total shareholder loans payable and accrued interest	$3,223,516	2,154,700

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2010 and 2009

On March 12, 2010, the Company entered into a debt conversion agreement with respect to the outstanding debt owed to the stockholder, pursuant to which Mr. Askew converted $400,000 of the outstanding debt into 40,000,000 shares of the Company’s unregistered, restricted common stock.  Prior to conversion of the debt, Mr. Askew agreed to forgive all $631,444 of interest accrued on the Debt through March 11, 2010. The interest forgiven by the shareholder was recorded as additional paid-in capital. For the remaining amount payable to Mr. Askew, the Company issued a new one-year promissory note in the aggregate principal amount of $1,089,685 (the “New Note”) after a $150,000 principal payment in cash.  The New Note is unsecured, bears interest at 10% per annum and matures upon the earlier of (i) March 31, 2011 or (ii) the closing of any equity or equity equivalent financing, or the last of any such equity or equity equivalent financings, in which the Company receives gross proceeds of at least $10,000,000. Interest payments are due quarterly beginning June 30, 2010.  The Company will substantially pay the New Note principal and interest, if any, from the proceeds of the sale of the Company’s joint venture interests. If the proceeds are not sufficient to pay the entire note, Mr. Askew may elect to convert any remaining balance to the Company’s unregistered, restricted common shares at a price of $0.15 per share.

Between April 26, 2010 and August 31, 2010, the Company borrowed an aggregate of $2,900,000 through the issuance of unsecured promissory notes which mature one year from the note issuances beginning on April 26, 2011. The notes bear interest at 8% annually with all interest and principal due at maturity. As additional consideration for the purchasers of the notes, the Company issued 29,000,000 shares of its common unregistered, restricted common stock or 10 shares for each dollar of the notes. These notes are subordinate to the first loan described above.  The notes were discounted based on the fair market value of the common stock received (determined with the assistance of independent valuation experts) as a percentage of the total fair market value of all consideration received.  The resulting note discount is being amortized as additional interest expense over the twelve month life of the each note and is being calculated based on a normal amortization schedule using the interest method.

The weighted average interest rate on shareholder loans payable at August 31, 2010 and 2009 were 8.5% and 10%, respectively.

Subsequent to August 31, 2010, the Company issued additional short-term promissory notes and issued additional unregistered, restricted common shares as described under Note 10 – Subsequent Events.

8.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Joint Venture Commitments

Although the Company was obligated for certain payments as of  August 31, 2010 and 2009, related to the Company’s interest in the Mexican joint ventures, due to the sale of the Company’s joint venture interests subsequent to August 31, 2010, the Company no longer has any obligations relative to these joint venture companies or projects (See Note 3) .

Oil and Gas Investment Commitments

Peru Block XXIV and TEA

On July 31, 2010, the Company entered into a Novation and Settlement Agreement which supersedes the original participation agreement dated March 12, 2010.  Under the terms of the amended agreement, the Company executed a partial return of an undivided thirty percent Block XXIV leaving the company with a retained participating percentage of 5%.  The Company further executed a partial return of a 33% undivided TEA interest thereby retaining a 2% interest.  In return for the reduction in these participation percentages, the Company was released from all cash payment obligations noted above except for a single $500,000 payment which was made upon execution of the new agreement.  In addition to the $500,000 payment, the Company issued one million shares of the Company’s unregistered, restricted common stock.  The Company will also be responsible for its proportionate share of future costs incurred with respect to Block XXIV and TEA.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2010 and 2009

Peru Z-46

On July 13, 2010, Gulf United Energy, Inc. entered into a farmout agreement (the “Farmout Agreement”) with SK Energy Co. Ltd. (“SK”).  Pursuant to the terms of the Farmout Agreement, the Company, through its wholly owned subsidiary Gulf United Energy Cuenca Trujillo Ltd., acquired the right to earn an undivided forty percent (40%) participation interest in Block Z-46, an approximately 2.8 million acre offshore block in Peru.  The assignment of the participation interest in Block Z-46 is conditioned upon the approval of the assignment by Perupetro S.A.  In the event Perupetro S.A. does not approve the assignment on or before January 13, 2012, SK may terminate the Farmout Agreement.  Prior to the execution of the Farmout Agreement, SK held 100% of the interests in the license agreement covering Block Z-46.  SK, through its subsidiary SK Energy Sucursal Peruana, will serve as operator on Block Z-46.

Pursuant to the terms of the Farmout Agreement, the Company will pay to SK approximately $2,914,917 for past costs and expenses incurred through May 31, 2010.  The payment for past costs is due within thirty (30) days after receipt of the approval from Perupetro S.A.  The Company will also pay SK its proportionate share of on-going costs and thirty-five percent (35%) of seismic acquisition costs (which includes 75% of the seismic acquisition costs incurred in the second exploration period between July 19, 2009 and August 16, 2011).  The assignment of the participation interest in Block Z-46 is conditioned upon the approval of the assignment by Perupetro S.A.  In the event Perupetro S.A. does not approve the assignment on or before January 13, 2012, SK may terminate the Farmout Agreement.

Colombia CPO-4

On July 30, 2010, Gulf United Energy, Inc. entered into a farmout agreement (the “Farmout Agreement”) with SK Energy Co. Ltd. (“SK”).  Pursuant to the terms of the Farmout Agreement, the Company, through its wholly owned subsidiary Gulf United Energy del Colombia Ltd., acquired the right to earn an undivided twelve and one-half percent (12.5%) participation interest in the CPO-4 block located in the Llanos Basin of Colombia (“CPO-4”).  The assignment of the interest in CPO-4 is conditioned upon the approval by the National Hydrocarbon Agency of Colombia (“ANH”) and the Republic of Korea by July 31, 2011.  SK will serve as operator on CPO-4.

Pursuant to the terms of the Farmout Agreement, the Company will pay to SK approximately $4,526,535 for past costs and expenses incurred through July 31, 2010.  The payment for past costs is due at the earlier of ANH approval or 90 days after July 31, 2010. The Company will also be responsible for 25% of all future seismic acquisition costs and its pro-rata share of all other future costs with respect to CPO-4.

Agreement with our former Chief Executive Officer

On March 1, 2010, the Company entered into a two-year agreement with Don Wilson for services to be rendered subsequent to March 1, 2010.  In order to retain Mr. Wilson as an executive and director of the Company, Mr. Wilson was issued 5,000,000 shares of unregistered, restricted common shares valued at $50,000 as a retention bonus. Also under the agreement, the Company will pay Mr. Wilson $180,000 before the end of calendar year 2010 and $180,000 in calendar year 2011 as compensation while he was Chief Executive Officer and sole director of the Company and as consulting expense once he resigned as Chief Executive Officer and sole director in September 2010.  A pro-rata portion has been recorded through August 31, 2010.

Software license agreement

In March, 2010, the Company began paying a twelve-month software license agreement with Seismic Micro-Technology for seismic analysis software.  The license agreement was entered into on February 23, 2010, is payable in twelve monthly installments of $5,213 beginning March 25, 2010 for a total cost of $62,563. After the twelve-month period, subsidiary management may decide to pay a software maintenance fee, currently 16% of list price, or an annual cost of approximately $10,115 in order to receive software maintenance and upgrades.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2010 and 2009

9.    RELATED PARTY TRANSACTIONS

On March 12, 2010, the Company obtained the right to make the investment in the oil and gas participation agreement for Block XXIV and TEA in Peru from a group of four Assignors, James Askew, John Connally III, Ernest Miller and Rodeo Resources, L.P., who are all considered related parties to the Company.  The Assignors received 60,000,000 shares of the Company’s unregistered, restricted common stock valued at $600,000 for this transaction.  This amount was capitalized as a portion of the Company’s investment in Block XXIV and TEA oil and gas property.  The Assignors retained a 2% overriding royalty interest on oil and gas production on this property.

On March 12, 2010, the Company agreed to debt-to-equity conversion with Mr. James Askew, a related party, in which Mr. Askew received a total of 40,000,000 shares of the Company’s unregistered, restricted common stock valued at $400,000 for this transaction.  The principal amount of the debt was reduced by $400,000.  In addition, Mr. Askew forgave $631,144 of interest that had accrued on his note prior to March 12, 2010.

On April 15, 2010, the Company entered into an agreement with the Assignors giving the Company the right to enter into the Farmout Agreement with SK Energy, Ltd.  Upon signing the agreement with SK Energy, Ltd., the Assignors received 56,000,000 shares of the Company’s unregistered, restricted common stock valued at $2,912,000 for this transaction.  This amount was capitalized as a portion of the Company’s investment in Block Z-46 oil and gas property.  The Assignors retained a 2% overriding royalty interest on oil and gas production on this property.

Interest expense of $163,450 was incurred during the year ended August 31, 2010 on the note payable to Mr. James Askew, a related party.

10.  SUBSEQUENT EVENTS

Short-term debt

From September 15, 2010 through December 3, 2010, the Company borrowed $1,300,000 through the issuance of new unsecured promissory notes, which mature one year after the date of issuance. The notes bear interest at 8% annually with all interest and principal due at maturity.

Issuances of common stock

Since August 31, 2010 and through December 3, 2010, the Company has issued an aggregate of 15,200,000 shares of unregistered, restricted common stock as follows: (i) 3,700,000 shares were issued to certain individuals for services rendered or to be rendered, (ii) 1,000,000 shares were issued to Upland Oil and Gas in conjunction with the Novation and Settlement Agreement and (iii) 10,500,000 to subscribers as additional consideration for the purchase of a principal amount of $1,050,000 in unsecured promissory notes as described above.  We have received subscriptions for and intend to issue an additional 2,500,000 shares to subscribers as additional consideration for the purchase of a principal amount of $250,000 in unsecured promissory notes as described above.

Entry into an agreement with our Chief Executive Officer

On September 9, 2010, the Company appointed John B. Connally III as the Company’s Chief Executive Officer.  Mr. Connally has also been elected to serve as Chairman of the Company’s board of directors to fill the vacancy created by the resignation of Mr. Wilson.

The Company entered into an employment agreement with Mr. Connally, effective September 9, 2010, pursuant to which Mr. Connally will serve as President and Chief Executive Officer of the Company.  The agreement has an initial term of three (3) years, commencing on September 9, 2010.  Pursuant to the agreement, Mr. Connally will be paid a base salary of $360,000 per year, and will be eligible to receive base salary increases and bonuses at the discretion of the Company’s board of directors in an amount not

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2010 and 2009

to exceed 100% of Mr. Connally’s base salary.  The agreement also entitles Mr. Connally the right to participate in the Company’s benefit plans.  Pursuant to the agreement, the Company granted to Mr. Connally 2,700,000 shares of the Company’s common stock as inducement stock upon the date of execution.  Should Mr. Connally be terminated without cause or should he resign for good reason, the agreement provides for a severance payment equal to (i) Mr. Connally’s base salary times (ii) three (3).  The Agreement contains confidentiality provisions consistent with his fiduciary duty obligations owed to the Company.  As of the date of this report, the shares to which Mr. Connally is entitled have not been issued.

Except as set forth herein, there are no arrangements or understandings between Mr. Connally and any other person pursuant to which he was selected as Chief Executive Officer or pursuant to which Mr. Connally was elected to serve as the Chairman of the Company’s board of directors.

Subsequent events through December 6, 2010 have been considered in this report.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2010 and 2009

11.  SUPPLEMENTAL DISCLOSURES – CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosure of Non-Cash and Financing Activities:

	Twelve months ended August 31,	Inception Through	Period From Inception Through August 31,
	2010	2009	2010
Investment advances paid from shareholder loans	$-	$-	$1,263,985
Capital stock issued for investment in joint venture projects	$-	$-	$687,225
Capital stock issued for expenses	$192,600	$-	$192,600
Capital stock issued for prepaid expenses	$20,000	$-	$20,000
Capital stock issued for oil and gas properties	$3,556,000	$-	$3,556,000
Capital stock issued in connection with short-term notes	$1,185,791	$-	$1,185,791
Interest forgiven on shareholder loan payable	$631,444	$-	$631,444
Capital stock issued in conversion of shareholder loan	$400,000	$-	$400,000
Investment in oil and gas properties acquired with accounts payable	$1,150,000	$-	$1,150,000
Capital expenditures acquired with accounts payable	$31,282	$-	$31,282

Settlement of loan payable by assignment of investment:
Loan payable	$-	$-	$(200,000)
Investment	$-	$-	$200,000

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$34,159	$-	$34,634
Income taxes	$-	$-	$-

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2010. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  In particular, we concluded that internal control weaknesses in our accounting policies and procedures relating to segregation of duties were a material weakness.  We intend to address this material weakness as described in “Management’s Report on Internal Control over Financial Reporting.”

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles in the United States of America. In addition, we engaged third party consultants to assist us with our accounting functions and in performing the additional analyses referred to above.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2010 based on the framework in Internal Control—Integrated Framework and the Internal Control over Financial Reporting – Guidance for Smaller Public Companies both issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weakness:  As of August 31, 2010, we did not adequately segregate, or mitigate the risks associated with, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness. We have engaged qualified consultants to carry out our day-to-day accounting and financial reporting obligations; however, we have not reached the point at which we have an adequate number of staff to provide the required segregation of duties.  As the Company grows and matures, we will continue to seek qualified individuals to add to our staff to improve our segregation of duties with the goal of eliminating this material weakness; however, we may not be fully staffed until we have sufficient cash flow from operations to support the related salary requirements.  The third party consultants we have engaged have mitigated some segregation of duties issues as they perform reviews of most financial accounting and reporting areas.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

We have engaged a third party consultant and have increased and formalized internal control procedures in an effort to ensure that our consolidated financial statements accurately reflect our financial condition and results of operations.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors are “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.  Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Biographical resumes of each current officer and director of the Company are set forth below.

Name	Age	Position
John B. Connally, III	64	President, CEO, Chairman, and Director
David Pomerantz	50	CFO, Treasurer, Secretary

Mr. John B. Connally, III was appointed president, chief executive officer and sole director in September 2010.  Mr. Connally has worked as an independent oil and gas investor since the mid-1980’s.  Since May 2002, Mr. Connally has also served as a director of Endeavour International Corporation (“Endeavor”), a public company listed on the New York Stock Exchange, AMEX and on the London Stock Exchange, which is engaged in oil and gas exploration and production in the U.K. North Sea and in the domestic U.S. market. Mr. Connally also serves as the chairman of the compensation committee and member of the audit committee of Endeavour.  Until the mid-1980’s, Mr. Connally served as a partner in the law firm of Baker & Botts, LLP, specializing in corporate finance and mergers and acquisitions for energy and oil field service companies. Mr. Connally was a founding director of Nuevo Energy, a Houston based oil and gas exploration and production company listed on the NYSE and a founder of Pure Energy and Pure Gas Partners, a private oil and gas exploration and production entity operating in the state of New Mexico, where he also served as a director and chief executive officer.

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

Audit Committee and Audit Committee Financial Expert; Nominating Directors

The entire board (one member) compromises the Company’s Audit and Nominating Committee. The Company does not have an “Audit Committee Financial Expert” as a member of its audit committee. The Company does not have available any person with the requisite background and experience, nor has the Company been able to attract anyone to its Board with the requisite background.  We have not adopted any procedures regarding security holders’ nominating directors.

Our board, which serves as the Audit Committee, selects an independent public accounting firm to be engaged to audit our financial statements, discusses with the independent auditors their independence, reviews and discusses the audited financial statements with the independent auditors and management and recommends to our Board of Directors whether the audited financials should be included in our Annual Reports to be filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended August 31, 2010, except as follows:

Name	Form Type	Number of late reports	Number of transactions reported late
James M. Askew	4	1	1
John B. Connally III	4	1	1
Ernest Barger Miller III	4	1	1
Rodeo Resources LP	4	1	1

CODE OF ETHICS

We have adopted a written code of ethics and whistleblower policy (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for our named executive officers as of the fiscal years ended August 31, 2010 and August 31, 2009:

Summary Compensation Table
Name and Principal Position	Year	Salary And Consulting Payments	Bonus	Stock Awards	Stock Option Awards	All Other Compensation	Total
John B. Connally III(1)	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
CEO	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Don Wilson(2)	2010	$108,000	$-0-	$50,000	$-0-	$-0-	$158,000
CEO	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

David Pomerantz	2010	$61,510	$-0-	$-0-	$-0-	$-0-	$61,510
CFO, Treasurer Secretary	2009	$25,388	$-0-	$-0-	$-0-	$-0-	$25,388

(1)  Mr. Connally was appointed as the Company’s chief executive officer in September 2010.  Mr. Connally was not paid any compensation in connection with his appointment as the Company’s chief executive officer during fiscal year 2010.
(2)   Resigned September, 2010

Our chief executive officer and sole director was not compensated for his services in 2009 other than through reimbursement for expenses.  In March of 2010, the Company entered into a compensation agreement as described above under Note 8 Commitments and Contractual Obligations.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Our chief financial officer is compensated through a contract with Clear Financial Solutions, Inc. (CFS).  In fiscal 2010 and 2009, CFS billed a total of $61,510 and $25,388, respectively, for contract CFO services.  We did not have any employment agreements with our officers as of August 31, 2010; however, we did have a consulting agreement in place with our now former CEO, Mr. Don
Wilson.

Employment Agreements

The Company entered into an employment agreement with Mr. Connally, effective September 9, 2010, pursuant to which Mr. Connally will serve as President and Chief Executive Officer of the Company.  The agreement has an initial term of three (3) years, commencing on September 9, 2010.  Pursuant to the agreement, Mr. Connally will be paid a base salary of $360,000 per year, and will be eligible to receive bonuses at the discretion of the Company’s board of directors in an amount not to exceed 100% of Mr. Connally’s base salary.  The agreement also entitles Mr. Connally the right to participate in the Company’s benefit plans.  Pursuant to the agreement, the Company granted to Mr. Connally 2,700,000 shares of the Company’s common stock as inducement stock upon the date of execution.  Should Mr. Connally be terminated without cause or should he resign for good reason, the agreement provides for a severance payment equal to (i) Mr. Connally’s base salary times (ii) three (3).  The agreement contains confidentiality provisions consistent with his fiduciary duty obligations owed to the Company.

Director Compensation

Our directors were not compensated for their services during fiscal year 2010, other than as reflected in the “Summary Compensation Table” above.

Outstanding Equity Awards at Fiscal Year-End Table

No options have been issued to our executive officers, other than as disclosed in “Employment Agreements” above.

Compensation Committee Interlocks and Insider Participation

The Company does not have a compensation committee, and therefore such role is assumed by the entire board of directors.  None of the Company’s executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on the Company’s board of directors or Compensation Committee.  No member of the Company’s board of directors is an executive officer of a company in which one of the Company’s executive officers serves as a member of the board of directors or compensation committee of that company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at November 29, 2010 (based on 308,900,000 shares outstanding) by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) our director, (iii) our executive officers, and (iv) by our director and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.  Unless otherwise noted, the holders set forth below can be contacted at our executive office address.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Title of Class	Name and Address of Beneficial Owner	Amount of Class Beneficially Owned	Percentage of Class Beneficially Owned
Common Stock	James M. Askew 3 Riverway, Ste. 1800 Houston, Texas 77056	48,003,000*	16.6%
Common Stock	Ernest B. Miller IV 1222 Barkdull St. Houston, Texas 77006	31,500,000	10.2%
Common Stock	Rodeo Resources, LP 1222 Barkdull St. Houston, Texas 77006	31,800,000	10.3%
Named Executive Officers and Directors:
Common Stock	John B. Connally III P.O. Box 22165 Houston, Texas 77227	41,250,000	13.4%
Common Stock	David Pomerantz P.O. Box 22165 Houston, Texas 77227	-0-	0%
Common Stock	All directors & executive officers as a group (2 persons)	41,250,000	13.4%

* Includes 3,000,000 shares held by members of Mr. Askew’s immediate family sharing the same household.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Two shareholders and former directors, Brian McKay and Bruno Fruscalzo, have loaned $15,172 and $11,402 to us respectively. These loans are unsecured, non-interest bearing, have no fixed terms of repayment and are due upon demand.  One shareholder has loaned the company $1,109,115 including accrued interest as noted in the notes to the financial statements.

In connection with the acquisition of the Company’s interests in Block XXIV and the Peru TEA, the Company paid James M. Askew, Ernest B. Miller IV, Rodeo Resources, LP (each beneficial holders of more than 5% of our common stock), and John B. Connally, our current chief executive officer, a $600,000 finder’s fee by issuing each person, including Mr. Connally, 15,000,000 shares of the Company’s common stock.  The Company also granted these persons, including Mr. Connally, an aggregate 2% overriding royalty interest, proportionately reduced, on the Company’s interest in Block XXIV Peru and the Peru TEA.  These individuals, including Mr. Connally, were also granted an aggregate 2% overriding royalty interest, proportionately reduced, on the Company’s interest in CPO-4.

In connection with the acquisition of the Company’s interests in Block Z-46, these individuals, including Mr. Connally, were paid a finder’s fee of $1,680,000 fee through the issuance to each person, including Mr. Connally, of 14,000,000 shares of the Company’s common stock.  These individuals also were granted an aggregate 2% overriding royalty interest, proportionately reduced, on the Company’s interest in Block Z-46.  The fair value of the shares issued was $2,912,000 which was the amount the Company recorded.

The transactions described above pursuant to which Messrs. Askew, Miller, Connally, and Rodeo Resources, LP, were issued shares of Company common stock were ratified by a majority of the disinterested shareholders at a special meeting of the Company’s shareholders held on June 1, 2010.

The Company had received loans from one stockholder, James M. Askew totaling $2,271,129 as of March 11, 2010. This amount included accumulated and unpaid interest of $631,444 as of March 11, 2010.  These funds were used primarily to purchase the

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Company’s interest in the Mexican joint venture projects.  The total loan amount was comprised of: $1,263,985 of advances to the joint ventures, $375,700 used for operating costs and $631,444 of interest.  Through March 11, 2010, the loan was secured by the Company’s equity interest in the joint ventures.

On March 12, 2010, the Company entered into a debt conversion agreement with respect to the outstanding debt owed to Mr. Askew, under which he agreed to convert $400,000 of the outstanding debt into 40,000,000 shares of the Company’s common stock.  Prior to conversion of the debt, Mr. Askew agreed to forgive all $631,444 of interest accrued on the debt through March 11, 2010. For the remaining amount payable to Mr. Askew, the Company issued a new one-year promissory note in the aggregate principal amount of $1,089,685 after a $150,000 principal payment in cash.  The new note is unsecured, bears interest at 10% per annum and matures upon the earlier of (i) March 31, 2011 or (ii) the closing of any equity or equity equivalent financing, or the last of any such equity or equity equivalent financings, in which the Company receives gross proceeds of at least $10,000,000. Interest payments are due quarterly beginning June 30, 2010.  The Company will pay the principal (and interest, if any) due under the note from the proceeds of the sale of the Company’s joint venture interests. If the proceeds are not sufficient to pay the entire note, Mr. Askew may elect to convert any remaining balance to the Company’s unregistered, restricted common shares at a price of $0.15 per share.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal years ended August 31, 2010, and August 31, 2009, the aggregate fees billed by our principal accountants, Harper Pearson Company, P.C. for the audit of year-end financials and review of our quarterly financials and required SEC filings and by Solloa, Tello de Meneses y Cia, S.C. for the audit of our joint venture companies were as follows:

	Fiscal year ended	Fiscal year ended
	August 31, 2010	August 31, 2009
Audit fees	$132,281	$44,347
Audit-related fees	$-0-	$-0-
Tax fees	$9,837	$2,322
All other fees	$-0-	$-0-

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and the review of the financial statements included in each of our quarterly reports on Form 10-Q.  Tax fees consist of fees for professional services rendered in connection with preparation and filing of our federal income tax returns and limited tax consulting.

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Part IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

In reviewing the agreements included or incorporated by reference as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation and By-Laws of the Registrant as filed with the Nevada Secretary of State on July 9, 2010 (1)

10.1	Amended and Restated Loan Agreement dated November 30, 2009 (2)

10.2	Amended and Restated Loan Agreement dated January 18, 2010 (3)

10.3	Assignment Agreement dated March 12, 2010, by and between the Company, James M. Askew, John B. Connally III, Ernest B. Miller IV, and Rodeo Resources, LP. (4)

10.4	Participation Agreement, dated March 12, 2010, by and between Gulf United Energy del Peru Ltd. and Upland Oil and Gas, LLC Sucursal del Peru. (4)

10.5	Assignment (License Contract) dated March 12, 2010, by and between Gulf United Energy del Peru Ltd. and Upland Oil and Gas, LLC Sucursal del Peru. (4)

10.6	Assignment (TEA) dated March 12, 2010, by and between Gulf United Energy del Peru Ltd. and Upland Oil and Gas, LLC Sucursal del Peru. (4)

10.7	Debt Conversion Agreement, dated March 12, 2010, by and between the Company and James M. Askew. (4)

10.8	Unsecured Promissory Note, dated March 12, 2010, issued to James M. Askew. (5)

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

10.9	Assignment Agreement dated April 5, 2010, by and between the Company, James M. Askew, John B. Connally III, Ernest B. Miller IV, and Rodeo Resources, LP. (5)

10.10	Farmout Agreement, dated July 13, 2010, by and between Gulf United Energy Cuenca Trujillo Ltd. and SK Energy, Sucursal Peruana. (5)

10.11	Farmout Agreement, dated July 31, 2010, by and between Gulf United Energy del Colombia Ltd. and SK Energy Co., Ltd. (6)

10.12	Employment Agreement, dated as of September 9, 2010, by and between Gulf United Energy, Inc. and John B. Connally III (7)

10.13	Stock Purchase Agreement (8)

10.14	Novation and Settlement Agreement (9)

31.1*	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Form 10-Q filed July 20, 2010

(2)	Incorporated by reference to Form 8-K filed November 30, 2009.

(3)	Incorporated by reference to Form 8-K filed January 18, 2010.

(4)	Incorporated by reference to Form 8-K filed March 12, 2010.

(5)	Incorporated by reference to Form 8-K filed July 13, 2010.

(6)	Incorporated by reference to Form 8-K filed July 30, 2010.

(7)	Incorporated by reference to Form 8-K filed September 9, 2010.

(8)	Incorporated by reference to Form 8-K filed November 1, 2010.

(9)	Incorporated by reference to Form 8-K filed November 3, 2010.

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gulf United Energy, Inc.

/S/ JOHN B. CONNALLY, III
John B. Connally III, President and C.E.O.
(Principal Executive Officer)

DATED:  December 6, 2010

/S/ DAVID POMERANTZ
David Pomerantz, CFO
Principal Financial Officer and
Principal Accounting Officer

DATED:  December 6, 2010