Form 10-Q
period 2010-11-30
Gulf United Energy, Inc.
filed 2011-01-13
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ___________________ to ___________________

Commission File Number    000-52322

Gulf United Energy, Inc.
(Exact name of small Business Issuer as specified in its charter)

Nevada	20-5893642
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

P.O Box 22165;  Houston, Texas  77227-2165
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

APPLICABLE ONLY TO CORPORATE ISSUERS

 As of January 13, 2010, there were approximately 355,100,000 shares of $0.001 par value common stock issued and outstanding.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

TABLE OF CONTENTS

Part I.	Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets (unaudited) - November 30, 2010 and August 31, 2010	5

	Consolidated Statements of Operations (unaudited) - For the Three Months Ended November 30, 2010 and 2009 and the Period From Inception (September 19, 2003) to November 30, 2010	6

	Consolidated Statements of Cash Flows (unaudited) - For the Three Months Ended November 30, 2010 and 2009 and the Period from Inception (September 19, 2003) through November 30, 2010	7

	Consolidated Statements of Changes in Shareholders' Equity (Deficit) (unaudited) for the Period from Inception (September 19, 2003) to November 30, 2010	8

	Notes to the Consolidated Financial Statements (Unaudited)	10

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4	Controls and Procedures	24

	Part II. Other Information

Item 1	Legal Proceedings	26

Item 1A	Risk Factors	26

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3	Defaults Upon Senior Securities	26

Item 4	(Removed and Reserved)	26

Item 5	Other Information	26

Item 6	Exhibits	26

	Signatures	27

Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts included in this Report including, without limitation, statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements including, but not limited to, our ability to identify and exploit available corporate acquisition, farm-in and/or joint venture opportunities in the energy sector in Colombia and, more generally, in Latin America, our ability to establish technical and managerial infrastructure, our ability to raise required capital on acceptable terms and conditions, our ability to take advantage of, and successfully participate in such opportunities, our ability to successfully operate, or influence our joint venture partners’ operation of, the projects in which we participate in a cost effective and efficient way; future economic conditions, political and regulatory stability and changes and volatility in energy prices.  A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on December 7, 2010.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST QUARTER
FINANCIAL STATEMENTS

November 30, 2010
(Unaudited)

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets

	November 30,	August 31,
	2010	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$-	$19,679
Payroll taxes receivable	39,153	39,153
Pre-paid expenses	152,000	20,000
Total Current Assets	191,153	78,832

Fixed Assets:
Computer Equipment	3,300	3,300
Software License	62,563	62,563
Less: Accumulated Depreciation	(18,941)	(13,727)
Net Fixed Assets	46,922	52,136

Other Assets
Investment in oil and gas properties (Note 3)	7,668,333	7,574,581
Total Other Assets	7,668,333	7,574,581

Total Assets	$7,906,408	$7,705,549

LIABILITIES
Current
Bank overdraft	$4,858	$-
Accounts payable and accrued liabilities	462,965	387,692
Accounts payable to operators of working interests	-	1,150,000
Loans payable related parties (Note 6)	26,574	26,574
Shareholder loans payable and accrued interest (Net of note discount -
$1,325,940 at November 30, 2010 and $856,433 at August 31, 2010) (Note 7)	4,091,753	3,223,516
Total Current Liabilities	4,586,150	4,787,782

Total Liabilities	4,586,150	4,787,782
STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 shares authorized, none issued or outstanding
Common Stock
Authorized:
700,000,000 shares with a par value of $0.001
Issued and Outstanding:
308,900,000 as of November 30, 2010 and	308,900	293,700
293,700,000 as of August 31, 2010
Additional paid-in capital	7,962,690	6,992,910
Common stock subscribed, 6,200,000 shares subscribed at November 30, 2010	405,658	-
Deficit Accumulated During The Development Stage	(5,356,990)	(4,368,843)
Total Stockholders' Equity	3,320,258	2,917,767
Total Liabilities and Stockholders' Equity	$7,906,408	$7,705,549

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

			Period From
			Inception
	Three Months Ended		(September 19, 2003)
	November 30		through
	2010	2009	November 30, 2010
Revenue	$-	$-	$-
Expenses:
Office and sundry	1,439	37	17,942
Business license and fees	375	1,910	2,717
Depreciation expense	5,214	275	18,941
Officer's Salary	250,423	-	408,423
Payroll tax expense	6,145	-	15,057
Professional fees	303,598	8,727	1,180,375
Consulting	54,000	-	64,455
Referral fees	-	-	45,000
Rent and lease expense	-	-	129,696
Public relations	925	-	2,190
Subsidiary formation cost	-	-	9,600
Travel	13,801	-	42,857
Utilities	179	435	18,402
Shareholder loans and other loan interest	552,048	54,154	1,637,951
Total expenses	1,188,147	65,538	3,593,606
Operating Loss	(1,188,147)	(65,538)	(3,593,606)

Other Income and Expense
Gain on settlement of debt	-	-	(3,333)
Loss from continuing operations	(1,188,147)	(65,538)	(3,590,273)

Income (Loss) from discontinued operations	200,000	-	(1,766,717)
Net Loss	$(988,147)	$(65,538)	$(5,356,990)

Basic And Diluted Loss per share
from continuing operations	$(0.004)	$(0.002)	$(0.076)

Basic And Diluted Loss per share
from discontinued operations	$0.001	$-	$(0.037)

Basic And Diluted Net Loss per share	$(0.003)	$(0.002)	$(0.113)

Weighted Average Shares Outstanding	303,843,333	26,350,000	47,461,604

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

			Period From
			Inception
	Three Months Ended		(September 19, 2003)
	November 30,	November 30,	Through
	2010	2009	November 30, 2010
Cash Flows From Operating Activities
Net loss for the period	$(988,147)	$(65,538)	$(5,356,990)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation expense	5,214	275	18,941
Expenses paid by issuance of common stock or common stock
subscribed	256,500	-	449,100
Accrued interest added to shareholder loans	80,744	54,101	802,452
Loan discount amortization	442,631		771,989
Non-cash portion of interest expense	-	-	3,333
Gain on settlement of debt	-	-	(3,333)
Impairment of investment in joint venture projects	-	-	1,951,210
Change in operating assets and liabilities
Payroll tax receivable	-	-	(39,153)
Accounts payable and accrued liabilities	(1,074,727)	9,637	(687,035)
Net Cash Used By Operating Activities	(1,277,785)	(1,525)	(2,089,486)
Cash Flows From Investing Activities
Capital Expenditures	-	-	(65,863)
Investment in oil and gas projects	(3,752)	-	(2,872,333)
Advances to and investment in joint venture projects	-	-	(250,000)
Net cash used by investing activities	(3,752)	-	(3,188,196)

Cash Flows From Financing Activities
Bank overdraft	4,858	-	4,858
Proceeds from sale of common stock	-	-	613,550
Common stock subscribed	-	120,000	-
Increase in loans payable to related parties	-	-	226,574
Principal payment on shareholder loan	(143,000)	-	(293,000)
Proceeds from shareholder loans payable	1,400,000	500	4,725,700
Net cash provided by financing activities	1,261,858	120,500	5,277,682
Increase/(Decrease) In Cash During The Period	(19,679)	118,975	-
Cash, Beginning Of Period	19,679	516	-

Cash, End Of Period	$-	$119,491	$-

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
Period from Inception (September 19, 2003) to November 30, 2010
(Unaudited)

					DEFICIT
					ACCUMULATED
	COMMON SHARES		ADDITIONAL	COMMON	DURING THE
		PAR	PAID-IN	SHARES	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	SUBSCRIBED	STAGE	TOTAL
Balance, September 19,
2003 (date of inception)	-	$-	$-	$-	$-	$-
Capital stock issued for cash:
October 2003 at $0.001	2,500,000	2,500	-	-	-	2,500
November 2003 at $0.005	160,000	160	640	-	-	800
December 2003 at $0.005	1,400,000	1,400	5,600	-	-	7,000
June 2004 at $0.01	1,000,000	1,000	9,000	-	-	10,000
July 2004 at $0.25	23,000	23	5,727	-	-	5,750
Net loss for the period	-	-	-	-	(15,880)	(15,880)
Balance, August 31, 2004	5,083,000	5,083	20,967	-	(15,880)	10,170
Net loss for the year	-	-	-	-	(16,578)	(16,578)
Balance, August 31, 2005	5,083,000	5,083	20,967	-	(32,458)	(6,408)
November 10, 2005 Stock
Split Adjustment	20,332,000	20,332	(20,332)	-	-	-
Net loss for the year	-	-	-	-	(31,577)	(31,577)
Balance, August 31, 2006	25,415,000	25,415	635		(64,035)	(37,985)
Capital stock issued for investment:
January 2007 at $0.735 per share	185,000	185	135,790	-	-	135,975
July 2007 at $0.735 per share	750,000	750	550,500	-	-	551,250
Net loss for the year	-	-	-	-	(257,804)	(257,804)
Balance, August 31, 2007	26,350,000	26,350	686,925		(321,839)	391,436
Net loss for the year	-	-	-	-	(378,039)	(378,039)
Balance, August 31, 2008	26,350,000	26,350	686,925		(699,878)	13,397
Net loss for the year	-	-	-	-	(1,353,766)	(1,353,766)
Balance, August 31, 2009	26,350,000	26,350	686,925	-	(2,053,644)	(1,340,369)

Capital stock issued for settlement of name issue:
January 2010 at $0.01 per share	50,000	50	450	-	-	500
Capital stock issued to buy subsidiary:
March 2010 at $0.032 per share	300,000	300	9,300	-	-	9,600
Capital stock issued for cash:
March 2010 at $0.01 per share	59,750,000	59,750	527,750	-	-	587,500
Capital stock issued for services:
March 2010 at $0.01 per share	20,750,000	20,750	186,750	-	-	207,500
April 2010 at $0.01 per share	1,500,000	1,500	13,500	-	-	15,000
Capital stock issued for oil and gas properties:
March 2010 at $0.01 per share	40,000,000	40,000	384,000	200,000	-	624,000
Capital stock issued for loan conversion:
March 2010 at $0.01 per share	20,000,000	20,000	180,000	200,000	-	400,000
Shareholder loan interest forgiven	-	-	631,444	-	-	631,444

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
Period from Inception (September 19, 2003) to November 30, 2010
(Unaudited)

						DEFICIT
						ACCUMULATED
	COMMON SHARES			ADDITIONAL	COMMON	DURING THE
			PAR	PAID-IN	SHARES	DEVELOPMENT
	NUMBER		VALUE	CAPITAL	SUBSCRIBED	STAGE	TOTAL
Capital stock issued with short-term debt:
April 2010 at $0.065 per share	17,500,000		17,500	671,894	-	-	689,394
May 2010 at $0.065 per share	5,000,000		5,000	191,970	-	-	196,970
June 2010 at $0.087 per share	2,500,000		2,500	113,810	-	-	116,310
July 2010 at $0.075 per share	3,000,000		3,000	125,571	-	-	128,571
July 2010 at $0.120 per share	500,000		500	26,773	-	-	27,273
August 2010 at $0.120 per share	500,000		500	26,773	-	-	27,273
Capital stock issued for oil and gas properties:
June 2010 at $0.01 per share	20,000,000		20,000	180,000	(200,000)	-	-
July 2010 at $0.052 per share	56,000,000		56,000	2,856,000	-	-	2,912,000
Capital stock issued for loan conversion:
June 2010 at $0.01 per share	20,000,000		20,000	180,000	(200,000)	-	-
Net loss for the period	-		-	-	-	(2,315,199)	(2,315,199)
Balance, August 31, 2010	293,700,000		293,700	6,992,910	-	(4,368,843)	2,917,767

Capital stock issued for services:
September 2010 at $0.060 per share	2,500,000		2,500	147,500	-	-	150,000
October 2010 at $0.057 per share	1,200,000		1,200	67,200	-	-	68,400
Capital stock subscribed for services:
September 2010 at $0.063 per share	-		-	-	170,100	-	170,100
Capital stock issued with short-term debt:
September 2010 at $0.064 per share	6,500,000		6,500	407,135	-	-	413,635
October 2010 at $0.067 per share	1,000,000		1,000	65,996	-	-	66,996
October 2010 at $0.064 per share	1,500,000		1,500	93,954	-	-	95,454
November 2010 at $0.067 per share	1,500,000		1,500	98,995	-	-	100,495
Capital stock subscribed with short-term debt:
November 2010 at $0.067 per share	-		-	-	200,990	-	200,990
November 2010 at $0.070 per share	-		-	-	34,568	-	34,568
Capital stock issued for oil and gas properties:
November 2010 at $0.090 per share	1,000,000		1,000	89,000	-	-	90,000
Net loss for the period	-	$-	-	-	-	(988,147)	(988,147)
Balance, November 30, 2010	308,900,000		$308,900	$7,962,690	$405,658	$(5,356,990)	$3,320,258

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
 November 30, 2010
(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Gulf United Energy, Inc. (“Gulf United” or the “Company”), together with its 100% owned subsidiaries, is an international oil and gas exploration and production (“E&P”) company concentrating on opportunities in South America. The Company currently has limited operations and is a development stage company as defined by the Financial Accounting Standards Board (FASB) Accounting Standards for Development Stage Entities.   The Company was incorporated in the State of Nevada on September 19, 2003. The Company (through a wholly-owned subsidiary) has a participating interest in Block XXIV Peru, an approximately 276,000 acre onshore and offshore property, and the Peru TEA, which consists of four contiguous blocks totaling approximately 40,000,000 acres.  The operator of the interest, Upland Oil and Gas, LLC (“Upland”) has drilled two exploratory wells both of which are considered dry holes.  It is currently unknown if any recoverable reserves of oil and gas exist.  On July 13, 2010, the Company (through a second wholly-owned subsidiary) entered into a farmout agreement with SK Energy Co., Ltd. (“SK”) for the right to earn a participation interest in Block Z-46, an approximately 2.8 million acre offshore block in Peru.  And on July 30, 2010, the Company (through a third wholly-owned subsidiary) entered into a second farmout agreement with SK for the right to earn a participation interest in the CPO-4 block located in the Llanos Basin of Colombia.  Seismic evaluation has been ongoing on both blocks, but it is unknown whether recoverable reserves of oil or gas will be discovered.

Interim Financial Statements

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosures needed for a fair presentation may be determined in that context.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010.  The results of operations presented for the three months ended November 30, 2010 are not necessarily indicative of the results to be expected for the year.  Interim financial data presented herein are unaudited.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $5,356,990 and further losses are anticipated in the development of our business raising substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management is actively attempting to raise additional capital through a private placement of its common stock. During the quarter ended November 30, 2010, the Company issued 3,700,000 shares of common stock to consultants for services rendered or to be rendered and 1,000,000 shares as an incentive to enter into an oil and gas working interest agreement. During the quarter ended November 30, 2010, the Company borrowed from shareholders an aggregate of $1,400,000 through the issuance of unsecured promissory notes. As additional consideration for the issuance of the notes, the Company issued an aggregate of 10,500,000 shares of its unregistered, restricted common stock with an additional 3,500,000 shares to be issued.  Subsequent to November 30, 2010, the Company raised an additional $4,000,000 through issuance of short-term debentures totaling $3,800,000 and the sale of 1,000,000 unregistered, restricted common stock at $0.20 per share.  There are no assurances that the Company will be successful in its efforts to raise additional capital. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
November 30, 2010
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

Software License and Fixed Assets

The value of the software license is stated at cost. Depreciation is computed using the straight-line method over the thirty six-month estimated useful life of the software. Any costs associated with maintenance and upgrades will be charged to expense as incurred. When the asset is retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period; significant renewals and betterments are capitalized.  Deductions are made for retirements resulting from renewals or betterments.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
November 30, 2010
(Unaudited)

Impairment of Long-lived Assets

The Company evaluates impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered.  These events include market declines, decisions to sell an asset and adverse changes in the legal or business environment.  If events or circumstances indicate that a long-lived asset’s carrying value may not be recoverable, the Company estimates the future undiscounted cash flows from the asset for which the lowest level of separate cash flows may be determined, to determined if the asset is impaired.  If the total undiscounted future cash flows are less than the carrying amount for the asset, the Company estimates the fair value of the asset through reference to sales data for similar assets, or by using a discounted cash flow approach.  The asset’s carrying value is then adjusted downward to the estimated fair value.  These cash flow estimates and assumptions could change significantly either positively or negatively.  At November 30, 2010, management did not believe that any impairment exists with respect to its long-lived assets.

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

As of November 30, 2010, the Company had oil and gas property investments in the amount of $7,668,333 that are excluded from depletion because reserves have not been proven to be associated with those properties. If proved reserves, if any, are found and when its quantity can be estimated, costs in excess of the present value of estimated future net revenues will be charged to impairment expense. The Company will apply the full cost ceiling test on a quarterly basis on the date of the latest consolidated balance sheet presented.  The operator of one of the interests plans to continue to drill exploratory wells.  It is not known at this time if any recoverable reserves of oil and gas exist.  As of the date of this report and based upon all the known facts and circumstances, management does not believe that any impairment exists with respect to oil and gas properties.

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
November 30, 2010
(Unaudited)

The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost related to oil and gas property accounts.  At November 30, 2010, the Company has no asset retirement obligations.

Basic Loss per Share

The Company is required to provide basic and diluted earnings (loss) per common share information.  The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended November 30, 2010, there were no potentially dilutive securities issued so diluted net loss per common share equals basic net loss per share.  Common stock subscribed was not included in diluted earnings per share because the results were anti-dilutive.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Gulf United Energy, Inc. and its wholly-owned subsidiaries, Gulf United Energy del Peru, Ltd., Gulf United Energy Cuenca Trujillo, Ltd. and Gulf United Energy de Colombia, Ltd. as of November 30, 2010.  All significant inter-company transactions and balances have been eliminated in the consolidation.

Accounting for Uncertain Tax Positions

GAAP provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an entity’s financial statements.  GAAP requires an entity to recognize the financial statement impact of a tax position when it is more likely that not that the position will we sustained upon examination. The Company believes that all significant tax positions utilized by the Company will more likely than not be sustained upon examination.  As of the Company’s fiscal year-end, August 31, 2010, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the year 2007 forward (with limited exceptions). Tax penalties and interest, if any, would be accrued as incurred and would be classified as tax expense in the consolidated statements of operations.

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
November 30, 2010
(Unaudited)

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

3.      INVESTMENTS

Investment in Joint Venture Entities - Sold

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

As reported in the Company’s Form 8K filed on November 5, 2010, the Company closed on an agreement with its former joint venture partner, Cia. Mexicana de Gas Natural, S.A. de C.V., to sell all of the Company’s shares in Fermaca LNG de Cancun, S.A. de C.V. and Fermaca Gas de Cancun, S.A. de C.V. for a total amount of $1,000,000.  $50,000 was paid upon entry into the sale agreement and $150,000 was paid at the close of the transaction.  The next four installments of $150,000 are payable three, six, nine and twelve months after the close with a final payment of $200,000 payable at fifteen months after the close of the purchase transaction.  No interest accrues on the installments.  Management anticipates that all installments will be paid, but there is no certainty that they will be paid, consequently, the gain on the sale of the joint venture investment will be recognized on an installment basis as the sales proceeds are received.  The proceeds from the sale will be used to substantially reduce the Company’s outstanding debt to a related party shareholder.  Because of the sale of the joint venture interests, the gain from the sale and the impairment losses have been reclassified to discontinued operations.  As of November 30, 2010, the present value of the $800,000 to be received in the future is $748,424 discounted at a 10% interest rate.

Investments in oil and gas properties

Peru Block XXIV and TEA

On July 31, 2010, the Company entered into an amendment to the participation agreement dated March 12, 2010 covering blocks XXIV Peru and the Peru TEA. Under the terms of the amendment, the Company acquired an undivided 5% working interest in Block XXIV, an approximately 280,000 acre onshore and offshore property and an undivided 2% working interest in the Peru TEA which consists of four contiguous blocks totaling approximately 40,000,000 acres in exchange for a $500,000 cash payment and 1,000,000 shares of restricted common stock. Pursuant to the terms of the participation agreement, the Company paid a total of $1,100,000 through November 30, 2010 toward past costs and $1,813,391 for drilling costs through November 30, 2010.  With respect to the Peru TEA, the Company has paid $250,000 toward the Peru TEA ongoing costs as of November 30, 2010.  Upland spudded two wells prior to November 30, 2010.  Both wells are currently considered dry holes. The right for the Company to make this investment was granted by four related-party assignors in exchange for 60,000,000 shares of the Company’s unregistered, restricted common stock. The assignors retained a 2% overriding royalty interest, proportionately reduced, in these properties.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
November 30, 2010
(Unaudited)

Peru Z-46

On July 13, 2010, the Company entered into a farmout agreement with SK Energy Co., Ltd. pursuant to which the Company will pay to SK approximately $2,914,917 for past costs and expenses incurred through May 31, 2010 for an undivided forty percent (40%) participation interest in Block Z-46.  The payment for past costs is due within thirty (30) days after receipt of the approval from Perupetro S.A.

The Company will also pay SK its proportionate share of on-going costs and thirty-five percent (35%) of seismic acquisition costs.  The assignment of the participation interest in Block Z-46 is conditioned upon the approval of the assignment by Perupetro S.A.  In the event Perupetro S.A. does not approve the assignment on or before January 13, 2012, resulting in the Company being denied an economic benefit either party would have realized under the governing farmout agreement, the parties have agreed to amend the agreement or take other reasonable steps to assure that an equitable result is achieved consistent with the parties’ intentions contained in the farmout.  The right for the Company to make this investment was granted by related-party assignors in exchange for 56,000,000 shares of the Company’s unregistered, restricted common stock.  The assignors retained a 2% overriding royalty interest in this property.

Colombia CPO-4

On July 30, 2010, the Company entered into a farmout agreement with SK Energy Co. Ltd. pursuant to which, the Company, through its wholly owned subsidiary, Gulf United Energy de Colombia Ltd., acquired the right to earn an undivided twelve and one-half percent (12.5%) participation interest in the CPO-4 block located in the Llanos Basin of Colombia.  The assignment of the interest in CPO-4 is conditioned upon the approval by the National Hydrocarbon Agency of Colombia (“ANH”) and the Republic of Korea by July 31, 2011.  In the event that the assignment is not approved on or before January 13, 2012, resulting in the Company being denied an economic benefit either party would have realized under the governing farmout agreement, the parties have agreed to amend the agreement or take other reasonable steps to assure that an equitable result is achieved consistent with the parties’ intentions contained in the farmout.  SK will serve as operator on CPO-4.

At November 30, 2010, the Company does not have the cash or other resources to fund any of the above-noted costs summarized below.  At November 30, 2010, the Company’s investment in oil and gas properties and fiscal 2011 commitments are as follows:

	Total Costs	Fiscal 2011
	To Date	Commitment

Block XXIV and TEA – Peru	$4,060,783	$-
Block Z-46 – Peru	2,951,547	9,193,000
CPO-4 – Colombia	656,003	11,875,000

	$7,668,333	$21,068,000

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

As of November 30, 2010 and August 31, 2010, the Company had 308,900,000 and 293,700,000 shares of its $.001 par value common stock issued and outstanding, respectively.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
November 30, 2010
(Unaudited)

The following schedule is a summary of the transactions in the Company’s common stock since August 31, 2010:

Shares outstanding as of August 31, 2009		26,350,000

Shares issued and outstanding as of August 31, 2010:		293,700,000

Shares issued for services rendered or to be rendered	September-November, 2010	3,700,000

Shares issued in conjunction with oil and gas participation agreement	November, 2010	1,000,000

Shares issued in conjunction with debt subscriptions	September-November, 2010	10,500,000

Total shares issued as of November 30, 2010		308,900,000

Unregistered, restricted shares issued subsequent to November 30, 2010:

Shares sold in conjunction with bridge financing	December, 2010	1,000,000
Shares issued for services rendered or to be rendered	December, 2010	40,000,000
Subscribed shares issued for services rendered or to be rendered	January, 2010	2,700,000
Subscribed shares issued in conjunction with debt subscriptions	January, 2010	2,500,000

Total shares issued as of January 14, 2010		355,100,000

5.  INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has incurred net operating losses totaling $5,356,990 which commence expiring in 2023 if not previously utilized. Pursuant to Accounting Standards Codification, the Company is required to compute tax asset benefits for net operating loss carry-forwards. The potential benefit of net operating losses has been offset by a valuation allowance in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The valuation of the tax loss carryforward and the valuation allowance thereon were as follows:

	November 30, 2010	August 31, 2010
Tax benefit carry forward	$1,220,693	$821,997
Loss from discontinued operations	600,684	663,411
Valuation allowance	(1,821,377)	(1,485,408)

	$-	$-

6.      LOANS PAYABLE TO RELATED PARTIES

Notes payable to related parties consists of the following as of November 30, 2010 and August 31, 2010:

Unsecured loans to related parties	$26,574

Two stockholders and former directors of the Company provided these loans.  The loans are non-interest bearing, unsecured and payable upon demand.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
November 30, 2010
(Unaudited)

7.	SHAREHOLDER LOANS PAYABLE AND ACCRUED INTEREST

Unsecured loans and accrued interest payable to shareholders at November 30, 2010 and August 31, 2010:
	November 30, 2010	August 31, 2010
Loan payable	$946,685	$1,089,685
Accrued interest	17,142	19,430
	963,827	1,109,115

Short-term debt	4,300,000	2,900,000
Less: total note discount for stock issued	(1,768,571)	(1,185,791)
Add:amortization of note discount	442,631	329,358
Add: accrued interest	153,866	70,834
	3,127,926	2,114,401
Total shareholder loans payable and accrued interest	$4,091,753	$3,223,516

The Company has a one-year promissory note from a related party stockholder, James M. Askew, which originally totaled $1,089,685.  The balance as of November 30, 2010 is $963,827 consisting of $946,685 in principal and $17,142 in accrued interest.  The note is unsecured, bears interest at 10% per annum and matures upon the earlier of (i) March 31, 2011 or (ii) the closing of any equity or equity equivalent financing, or the last of any such equity or equity equivalent financings, in which the Company receives gross proceeds of at least $10,000,000. Interest payments are due quarterly and began on June 30, 2010.  The Company expects to pay substantially all the note principal from the proceeds of the sale of the Company’s joint venture interests (see Note 3). If the proceeds are not sufficient to pay the entire note, Mr. Askew may elect to convert any remaining balance to the Company’s unregistered, restricted common stock at a price of $0.15 per share.

In the quarter ended November 30, 2010, the Company borrowed an aggregate of $1,400,000 through the issuance of unsecured promissory notes which mature one year from the note issuances. The notes bear interest at 8% annually with all interest and principal due at maturity. As additional consideration for the purchasers of the notes, the Company agreed to issue 14,000,000 shares or 10 shares for each dollar of the notes and issued 10,500,000 shares of its common unregistered, restricted common stock. An additional 3,500,000 shares remain to be issued and are shown as common stock subscribed as of November 30, 2010.  These notes are subordinate to the loan described above.  The notes were discounted based on the fair market value of the common stock received (determined with the assistance of independent valuation experts) as a percentage of the total fair market value of all consideration received.  The resulting note discount is being amortized as additional interest expense over the twelve month life of each note and is being calculated based on a normal amortization schedule using the interest method.

The weighted average interest rates on shareholder loans payable at November 30, 2010 and August 31, 2010 were 8.4% and 8.5%, respectively.  Subsequent to November 30, 2010, the Company issued short-term 14% debentures valued at $3,800,000 and sold unregistered, restricted common stock for $200,000 as described under Note 10 – Subsequent Events.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
November 30, 2010
(Unaudited)

8.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Joint Venture Commitments

Oil and Gas Investment Commitments

Peru Block XXIV and TEA

On July 31, 2010, the Company, entered into an amendment to the participation agreement, dated March 12, 2010, covering blocks XXIV Peru and the Peru TEA. Under the terms of the amended agreement, the Company was released from all cash payment obligations except for a single $500,000 payment which was made upon execution of the new agreement.  In addition to the $500,000 payment, the Company issued one million shares of the Company’s unregistered, restricted common stock.  The Company is also responsible for its proportionate share of future costs incurred with respect to Block XXIV and TEA.

Peru Z-46

On July 13, 2010, the Company entered into a farmout agreement with SK Energy Co. Ltd. pursuant to which the Company acquired, through its wholly owned subsidiary, Gulf United Energy Cuenca Trujillo Ltd., the right to earn an undivided forty percent (40%) participation interest in Block Z-46, an approximately 2.8 million acre offshore block in Peru.  SK, through its subsidiary SK Energy Sucursal Peruana, serves as operator on Block Z-46.

Pursuant to the agreement, the Company will pay to SK approximately $2,914,917 for past costs and expenses incurred through May 31, 2010.  The payment for past costs is due within thirty (30) days after receipt of the approval from Perupetro S.A.  The Company will also pay SK its proportionate share of on-going costs and thirty-five percent (35%) of seismic acquisition costs.

Colombia CPO-4

On July 30, 2010, the Company entered into a farmout agreement with SK Energy Co. Ltd.  Pursuant to which the Company acquired, through its wholly owned subsidiary, Gulf United Energy de Colombia Ltd., the right to earn an undivided twelve and one-half percent (12.5%) participation interest in the CPO-4 block located in the Llanos Basin of Colombia.  The assignment of the interest in CPO-4 is conditioned upon the approval by the National Hydrocarbon Agency of Colombia (“ANH”) and the Republic of Korea by July 31, 2011.  SK serves as operator on CPO-4.  Pursuant to the terms of the Farmout Agreement, the Company will pay to SK approximately $4,526,535 for past costs and expenses incurred through July 31, 2010.  The payment for past costs is due at the earlier of ANH approval or 90 days after July 31, 2010. The Company will also be responsible for 25% of all future seismic acquisition costs and its pro-rata share of all other future costs with respect to CPO-4.

Agreement with our former Chief Executive Officer

On March 1, 2010, the Company entered into a two-year agreement with Don Wilson for services to be rendered subsequent to March 1, 2010.  Under the agreement, the Company is obligated to pay Mr. Wilson $180,000 before the end of calendar year 2010 as compensation when he was Chief Executive Officer and sole director of the Company and as consulting expense once he resigned as Chief Executive Officer and sole director in September 2010.  A pro-rata portion of this obligation has been recorded through November 30, 2010.  The Company is also obligated to pay Mr. Wilson $180,000 in calendar year 2011.

Software license agreement

In March, 2010, the Company began paying a twelve-month software license agreement with Seismic Micro-Technology for seismic analysis software.  The license agreement was entered into on February 23, 2010, is payable in twelve monthly installments of $5,213 beginning March 25, 2010 for a total cost of $62,563. As of November 30, 2010, $15,641 remains to be paid.  After the twelve-month period, management may decide to pay a software maintenance fee, currently 16% of list price, or an annual cost of approximately $10,115 in order to receive software maintenance and upgrades.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
November 30, 2010
(Unaudited)

9.  RELATED PARTY TRANSACTIONS

Interest expense of $26,385 was incurred during the quarter ended November 30, 2010 on the note payable to Mr. James Askew.

Officer’s salary of $250,423, including 2,700,000 shares of the Company’s unregistered, restricted common stock subscribed valued at $170,100 as an inducement to enter into an employment agreement, is payable to John B.Connally III.

In the three months ended November 30, 2010 the Company incurred $15,000 in expense for administrative services from Rodeo Resources, LP, a related party; the Company incurred $15,000 in administrative services expense in the fiscal year ended August 31, 2010.  The company incurred $13,801 in costs for travel expenses for Jim Ford, an owner of Rodeo Resources, LP., during the three months ended November 30, 2010; $5,192 was incurred in the fiscal year ended August 31, 2010.

10.  SUBSEQUENT EVENTS

Short-term debt

On December 7, 2010, the Company received $3,800,000 in bridge financing from two shareholders through the issuance of 14% debentures due upon the earlier of March 11, 2011 or when the Company closes on new financing.  The debentures are secured by the Company’s interest in Colombia CPO-4.

Entry into consulting agreements

On December 7, 2010, the Company entered into one-year consulting agreements with John Eddie Williams, Jr. and Reese Minerals, Ltd., a Texas limited partnership.  Pursuant to the agreements, consultants will provide certain business development and strategic services to the Company. Consultants received 20,000,000 shares each of the Company’s unregistered, restricted common stock.

Sales of common stock

Between December 29, 2010 and the date of this filing, the Company sold 3,500,000 shares of unregistered restricted common stock at $0.20 per share for total gross proceeds of $700,000 to eight accredited individuals. The Company has made available up to 50,000,000 shares at this price.

Issuances of common stock

Since November 30, 2010 and through January 13, 2011, the Company has issued an aggregate of 46,200,000 shares (of which 5,200,000 shares were shown as common stock subscribed as of November 30, 2010) of unregistered, restricted common stock as follows: (i) 1,000,000 shares at $0.20 per share in conjunction with the issuance of the debentures described above; (ii) 20,000,0000 shares each to John Eddie Williams, Jr. and Reese Minerals, Ltd. related to the consulting agreements described above; (iii) 2,700,000 shares to John B. Connally III in fulfillment of the Company’s obligation under his employment agreement and (iiii) 2,500,000 shares to subscribers as additional consideration for the purchase of a principal amount of $250,000 in unsecured promissory notes as described in Note 7.  At January 13, 2011 there are an additional 1,000,000 shares of common stock subscribed to be issued.

Entry into employment agreements

As the Company reported in its Form 8K filed December 20, 2010, the Company’s board of directors appointed three new executive officers and entered into one-year employment agreements with Jim D. Ford, Ernest B, Miller IV and James C. Fluker III under which these individuals will serve as executive vice president – business development and operations, executive vice president – corporate development and administration and vice president – exploration, respectively.  In December 2010, the Company entered into employment agreements with each of Messrs. Ford, Miller, and Fluker.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
November 30, 2010
(Unaudited)

Each of these employment agreements have an initial term of one year, and may be terminated at any time by the Company upon 30 days prior written notice.

Under these agreements, Messrs. Ford and Miller will be paid an annual salary of $210,000, and Mr. Fluker will be paid an annual salary of $180,000.  Each of Messrs. Ford, Miller, and Fluker may earn bonuses at the sole discretion of the board of directors.  Mr. Ford and Miller were also each paid a one-time signing bonus of $17,500 upon the execution of their respective employment agreements.

Subsequent events through January 13, 2011 have been considered in this report.

11. SUPPLEMENTAL DISCLOSURES – CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosure of Non-Cash and Financing Activities:

			Period From
	Three months ended November 30,		Inception Through
	2010	2009	November 30, 2010

Investment advances paid from shareholder loans	$-	$-	$1,263,985
Capital stock issued for investment in joint venture projects	$-	$-	$687,225
Capital stock issued or subscribed for expenses	$256,500	$-	$449,100
Capital stock issued for prepaid expenses	$132,000	$-	$152,000
Capital stock issued for oil and gas properties	$90,000	$-	$3,646,000
Capital stock issued or subscribed in connection with
short-term notes	$912,138	$-	$2,097,929
Interest forgiven on shareholder loan payable	$-	$-	$631,444
Capital stock issued in conversion of shareholder loan	$-	$-	$400,000
Capital expenditures acquired with accounts payable	$-	$-	$31,282

Settlement of loan payable by assignment of investment:
Loan payable	$-	$-	$(200,000)
Investment	$-	$-	$200,000

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$28,673	$-	$63,307
Income taxes	$-	$-	$-

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above and “Risk Factors” included in our Form 10-K for the fiscal year ended August 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on December 7, 2010 (the “2010 Form 10-K”), for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared on the accrual basis of accounting, whereby revenues are recognized when earned, and expenses are recognized when incurred. These consolidated financial statements as of November 30, 2010, and for the three months ended November 30, 2010 and 2009, are unaudited.  In the opinion of management, such financial statements include the adjustments and accruals necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements as of November 30, 2010 and for the three months ended November 30, 2010 and 2009.

You should read this discussion and analysis together with such financial statements and the notes thereto.

Overview

We are an international, early-stage oil and gas exploration and production company with operations in South America. We have acquired a working interest in an oil and gas property in Colombia and have entered into agreements to acquire additional working interests in properties located in Peru.   We expect to engage in investment opportunities in oil and gas exploration and development. The scope of our activities in this regard may include, but may not be limited to, the acquisition of or assignment of rights to develop exploratory acreage under concessions with government authorities and other private or public exploration and production (“E&P”) companies, the purchase of oil and gas producing properties, farm-in and farmout opportunities.

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

Recent Developments

Appointment of key executive officers

An integral part of our strategy is to build a competent and professional management and operations team to enable us to successfully carry out our business plan.  As reported in the Company’s  Form 8-K filed December 20, 2010, the Company’s board of directors appointed certain key executive officers to fill critical operating rolls within the Company.  These individuals, along with our chief executive officer, have decades of experience in acquiring, developing and operating upstream oil and gas projects and properties.

Private Placement of debt and sale of stock

On December 7, 2010, the Company received $3,800,000 in bridge financing from two shareholders through the issuance of 14% debentures due upon the earlier of March 11, 2011 or when the Company closes on new financing.  The debentures are secured by the Company’s interest in Gulf United Energy de Colombia Ltd., the Company’s wholly owned subsidiary holding the Colombia CPO-4 investment. In conjunction with the debt placement, the Company sold 1,000,000 common shares at $0.20 per share in conjunction with the issuance of the debentures as described above under Note 10. Subsequent events.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

Operational Update

Peru Block XXIV

Block XXIV Peru consists of 276,137 gross acres of which approximately 80,000 are offshore and 196,000 are onshore.  We currently hold a 5% participating interest in Block XXIV.  During the fiscal year ended August 31, 2010, we paid an aggregate of $2,763,391 to Upland Oil and Gas, LLC under the existing farmout and participation agreements.  In September 2011, we paid an additional $500,000 to Upland Oil and Gas, LLC relating to our new agreement relating to Block XXIV and the Peru TEA.  During fiscal 2010, two dry holes were drilled on the Block XXIV property and currently there is no drilling activity. There are no current plans to drill additional wells or to rework existing wells in the short-term, but drilling is planned in the future on this property.  The current work program for Block XXIV is comprised of the acquisition and evaluation of new seismic data.

 Peru Technical Evaluation Area (“TEA”)

The Peru TEA consists of four contiguous blocks totaling approximately 40,000,000 gross acres onshore on the western flank of the Andes Mountains.  As is typical of Technical Evaluation Areas, this project represents a greenfield opportunity to identify prospects from an area that has had virtually no geological study (aeromagnetic, seismic, or otherwise) beyond field notes and descriptions.  We currently hold a 2% participating interest in the Peru TEA. For the Peru TEA property, we will acquire and evaluate an aeromagnetic survey, the results of which may result in further geological evaluation through a 2D seismic survey.

Peru Z-46

In July 2010, the Company acquired from SK Energy Co. Ltd. an undivided forty percent (40%) participating interest in Block Z-46, an approximately 2.8 million acre offshore block in Peru.  Block Z-46 has over 5,600 km of reprocessed 2D seismic data and two wells drilled by Repsol in the 1990’s that established the presence of hydrocarbons.  During the next fiscal year, we intend to acquire an additional approximately 2,900 km of 2D seismic data to further delineate prospects in anticipation of a focused 3D acquisition in the future. We and our operating partner have evaluated seismic data as well as information from surrounding drilling activity and management has concluded that valuable prospects exist for oil reserves. Based on this conclusion, 2D seismic acquisition began on December 31, 2010. We expect to pay approximately $2.9 million for funding past costs which is due upon government approval of the assignment of interest (estimated to be in February or March of 2011), approximately $1.2 million for joint operating costs through the end of the fiscal year, approximately $4.6 million for seismic acquisition and processing costs through the end of the fiscal year and about $455,000 for drilling nomination & preparation (due in about July of 2011).

Colombia CPO-4

In July 2010, the Company acquired from SK an undivided twelve and one-half percent (12.5%) participating interest in the CPO-4 block located in the Llanos Basin of Colombia (“CPO-4”).  The assignment of the interest in CPO-4 is conditioned upon the approval by the National Hydrocarbon Agency of Colombia (“ANH”) and the Republic of Korea.  530 sq. km of 3D data was acquired in the Corcel Trend of Block CPO-4 during fiscal 2010. We and our operating partner have evaluated the seismic information which validated the existence of viable leads. The data are being further analyzed and mapped.  We plan to initiate drilling during fiscal 2011 with the goal of production by the fourth calendar quarter of 2011.  During 2011, the Company plans to drill at least two wells on the block.  In November 2010, the Company paid $650,000 toward past costs.  In addition to this, we will fund approximately $7.9 million for past costs including seismic acquisition, approximately $500,000 for joint operating costs and approximately $3.5 million for drilling two exploratory wells (beginning in about April, 2011) and beginning phase 2 drilling (in about August, 2011).  Approximately $3.9 million of the $7.9 million in past costs was paid in December 2010.  We are currently reprocessing and analyzing seismic data and certain long lead-time items have been ordered.  In addition, environmental permitting is in process related to three drilling sites.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

Results of Operations for Quarter Ended November 30, 2010

We have not earned any revenues during the period from inception through November 30, 2010. We have not attained profitable operations and are, therefore, dependent upon obtaining additional debt or equity financing. If we are unable to obtain additional financing, there is substantial doubt that we will be able to continue as a going concern.

Sale of pipeline and LNG re-gasification facility joint venture investments

As reported in the Company’s Form 8K filed November 5, 2010, the Company closed on an agreement with its former joint venture partner, Cia. Mexicana de Gas Natural, S.A. de C.V., to sell all of the Company’s shares in Fermaca LNG de Cancun, S.A. de C.V. and Fermaca Gas de Cancun, S.A. de C.V. for a total amount of $1,000,000.  $200,000 has been paid to date.  The next four installments of $150,000 are payable three, six, nine and twelve months after the close with a final payment of $200,000 payable at fifteen months after the close of the purchase transaction.  No interest accrues on the installments. The proceeds from the sale will be used to substantially reduce the Company’s outstanding debt to a related party shareholder.

Liquidity and Capital Resources

At November 30, 2010, the Company has current assets of $191,153, current liabilities of $4,586,150, and a working capital deficit of $4,394,997.  During the current quarter, the Company raised an additional $1,400,000 from the placement of additional short-term promissory notes.  During fiscal 2011, we will need to fund approximately $21 million under existing farmout and participation agreements as described in Note 3 to the Consolidated Financial Statements.  Additionally, we will need to pay approximately $4.0 million through the end of the fiscal year under existing credit facilities, and will require an additional $2.1 million to fund obligations under employment agreements and for other working capital purposes.  The Company has no other sources of financing and will continue to rely on best efforts equity, equity equivalent, or debt financings and borrowings from shareholders. There are no additional commitments from or assurances that we will be able to obtain additional capital on terms favorable to the Company or at all.  Our auditors have issued a going concern opinion for our financial statements due to their substantial doubt about our ability to continue as a going concern.

Results of Operations

Quarter ended November 30, 2010, compared to quarter ended November 30, 2009

($ in Thousands)
	2010	2009
Revenue	$-	$-

Office and other	3	3
Depreciation expense	5	-
Officer's salary and related expenses	256	-
Professional fees	304	9
Consulting	54	-
Travel	14	-
Shareholder loan and other interest	552	54
Total expense	1,188	66
Gain on sale of joint venture investment	200	-

Net loss for the period	$(988)	$(66)

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

The Company incurred a net loss of $988,000 for the three months ended November 30, 2010 which is $922,000 higher than the net loss of $66,000 in 2009.  The higher loss is due primarily to the officer’s salary and expenses, a significant increase in professional fees as well as the increased interest expense associated with greater borrowings and loan discount amortization in the current quarter.

Operating Expenses

For the quarter ended November 30, 2010, operating expenses increased $1,122,000 as compared to the same quarter ended in 2009. The increase occurred primarily due to: (i) the $256,000 increase in officers’ salary and related expenses, (ii) the $295,000 increase in professional fees which includes accounting, legal fees, geotechnical services and other and (iii) the $498,000 increase in interest expense and loan discount amortization.

Net Loss

For the quarter ended November 30, 2010, our net loss was $988,000 compared to a loss of $66,000 for the quarter ended November 30, 2009.  The increase in the loss for the current quarter was attributable to the significant increases in operating expenses as noted above.

Net Loss Applicable to Common Shareholders

For the three months ended November 30, 2010, our net loss per share was $0.003 compared to a loss of $0.002 for the three months ended November 30, 2009.

Cash flows

For the three months ended November 30, 2010, the Company's operating activities used cash of $1,277,785 compared to net cash used of $1,525 for the first quarter of 2009.  During the current quarter, investing activities used cash of $3,752 for investment in oil and gas properties.  The Company's financing activities provided net cash of $1,261,858 in the quarter ended November 30, 2010, compared to $120,500 cash provided in the quarter ended November 30, 2009. The cash provided in the current quarter was provided by proceeds from shareholder short-term loans.  In 2009, the financing was provided primarily by common stock subscription.

For the period from inception-to-date, the Company used cash of $2,089,486 in operating activities, used $3,188,196 in investing activities and $5,277,682 was provided from financing activities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide disclosure under this Item 3.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company's periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Based upon the evaluation, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

 Changes in Internal Control Over Financial Reporting

As reported in our Annual Report on Form 10-K filed with the SEC on December 7, 2010, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of August 31, 2010. We identified a material weakness in our internal control over financial reporting relating to segregation of duties.  However, the Company’s management believes that the material weaknesses described in our Form 10-K were the result of the scale of our operations, and are intrinsic to our small size and are of a nature that companies of our size would normally encounter.  While the Company intends to seek qualified individuals to add to our staff to improve our segregation of duties, there have not been any changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed under item 1 of the Company’s form 10-K filed with the United States Securities and Exchange Commission on December 7, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation and By-Laws of the Company(1)

10.1*	Purchase Agreement, dated as of December 7, 2010, by and among the Registrant and John Eddie Williams, Jr. and Reese Minerals, Ltd.

10.2*	Debenture, dated December 7, 2010, by and between Registrant and John Eddie Williams, Jr.

10.3*	Debenture, dated December 7, 2010, by and between Registrant and Reese Minerals, Ltd.

10.4*	Security Agreement, dated as of December 7, 2010, by and among the Registrant and John Eddie Williams, Jr. and Reese Minerals, Ltd.

10.5*	Common Stock Purchase Agreement, dated as of December 7, 2010, by and among the Registrant and John Eddie Williams, Jr. and Reese Minerals, Ltd.

31.1*	Certifications pursuant to Rule 13a-14(a) under the Securities
Exchange Act of 1934

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1) Incorporated by reference to Form 10-Q filed July 20, 2010

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gulf United Energy, Inc.

/S/ JOHN B. CONNALLY, III
___________________________
John B. Connally III, President and C.E.O.
(Principal Executive Officer)

DATED:  January 13, 2010

/S/ DAVID POMERANTZ
___________________________
David Pomerantz, CFO
Principal Financial Officer and
Principal Accounting Officer

DATED:  January 13, 2010