Form 10-Q/A
period 2010-11-30
Gulf United Energy, Inc.
filed 2011-01-13
CIK 1312165

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

EXPLANATORY NOTE

Gulf United Energy, Inc. (the “Company,” “we,” or “our” unless the context indicates otherwise) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2010, which was originally filed on January 13, 2011 (the “Original Filing”).

There was a typographical error in the dates set forth in Exhibits 31.1, and 32.1 as well as the signature page to the Original Filing. Accordingly, our Chief Executive Officer and Chief Financial Officer have reissued their certifications included in Exhibits 31.1 and 32.1.  The purpose of this Amendment is to re-file Exhibits 31.1 and 32.1 and to confirm that the correct date on the signature page of the Original Filing should be January 13, 2011, the date of filing.

Although this Form 10-Q/A sets forth the Original Filing in its entirety, this Form 10-Q/A only amends the cover page and Exhibits 31.1 and 32.1 and confirms the correct date of the signature page of the Original Filing. This Amendment does not affect any other parts of or exhibits to the Original Filing, and no other information in the Original Filing is amended hereby. Except for the amendments described above, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context.

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

DATED:  January 13, 2011

/S/ DAVID POMERANTZ
___________________________
David Pomerantz, CFO
Principal Financial Officer and
Principal Accounting Officer

DATED:  January 13, 2011