Form 10-Q/A
period 2010-11-30
Gulf United Energy, Inc.
filed 2011-01-25
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 2

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

EXPLANATORY NOTE

Gulf United Energy, Inc. (the “Company,” “we,” or “our” unless the context indicates otherwise) is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2010, as amended by Amendment No. 1 on Form 10-Q/A filed on January 13, 2011 (the “Original Filing”).

Subsequent to the Original Filing, management discovered a calculation error which caused common shares issued with short-term debt to shareholders to be overvalued.  Correcting this overvaluation resulted in our recording a decrease of approximately $288,906 in the value of common shares issued with short-term notes payable to shareholders which results in a corresponding increase in short-term notes payable to shareholders as of November 30, 2010 as well as a corresponding decrease in additional paid in capital in the same amount.  The change also results in a decrease in note discount amortization of approximately $45,292 and a corresponding decrease in short-term notes payable to shareholders.  The net change to short-term notes payable to shareholders is an increase of approximately $243,614   As a result of the decrease in note discount amortization, we decreased the valuation of the tax loss carryforward and the valuation allowance thereon for the period from inception to November 30, 2010 by approximately $15,399.

Although this Form 10-Q/A sets forth the Original Filing in its entirety, this Form 10-Q/A amendment No. 2 only amends the filing as noted above.  This Amendment does not affect any other parts of or exhibits to the Original Filing, and no other information in the Original Filing is amended hereby. Except for the amendments described above, this Form 10-Q/A amendment No. 2 continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

TABLE OF CONTENTS

Part I. Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets (unaudited) - November 30, 2010 and August 31, 2010	6

	Consolidated Statements of Operations (unaudited) - For the Three Months Ended November 30, 2010 and 2009 and the Period From Inception (September 19, 2003) to November 30, 2010	7

	Consolidated Statements of Cash Flows (unaudited) - For the Three Months Ended November 30, 2010 and 2009 and the Period from Inception (September 19, 2003) through November 30, 2010	8

	Consolidated Statements of Changes in Shareholders' Equity (Deficit) (unaudited) for the Period from Inception (September 19, 2003) to November 30, 2010	9

	Notes to the Consolidated Financial Statements (Unaudited)	11

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4	Controls and Procedures	25

	Part II. Other Information

Item 1	Legal Proceedings	27

Item 1A	Risk Factors	27

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3	Defaults Upon Senior Securities	27

Item 4	(Removed and Reserved)	27

Item 5	Other Information	27

Item 6	Exhibits	27

	Signatures	28

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST QUARTER
FINANCIAL STATEMENTS

November 30, 2010
(Unaudited)

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets

	November 30,	August 31,
	2010	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$-	$19,679
Payroll taxes receivable	39,153	39,153
Pre-paid expenses	152,000	20,000
Total Current Assets	191,153	78,832

Fixed Assets:
Computer Equipment	3,300	3,300
Software License	62,563	62,563
Less: Accumulated Depreciation	(18,941)	(13,727)
Net Fixed Assets	46,922	52,136

Other Assets
Investment in oil and gas properties (Note 3)	7,668,333	7,574,581
Total Other Assets	7,668,333	7,574,581

Total Assets	$7,906,408	$7,705,549

LIABILITIES
Current
Bank overdraft	$4,858	$-
Accounts payable and accrued liabilities	462,965	387,692
Accounts payable to operators of working interests	-	1,150,000
Loans payable related parties (Note 6)	26,574	26,574
Shareholder loans payable and accrued interest (Net of note discount -
$1,082,326 at November 30, 2010 and $856,433 at August 31, 2010) (Note 7)	4,335,367	3,223,516
Total Current Liabilities	4,829,764	4,787,782

Total Liabilities	4,829,764	4,787,782
STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 shares authorized, none issued or outstanding
Common Stock
Authorized:
700,000,000 shares with a par value of $0.001
Issued and Outstanding:
308,900,000 as of November 30, 2010 and	308,900	293,700
293,700,000 as of August 31, 2010
Additional paid-in capital	7,745,280	6,992,910
Common stock subscribed, 6,200,000 shares subscribed at November 30, 2010	334,162	-
Deficit Accumulated During The Development Stage	(5,311,698)	(4,368,843)
Total Stockholders' Equity	3,076,644	2,917,767
Total Liabilities and Stockholders' Equity	$7,906,408	$7,705,549

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

			Period From
			Inception
	Three Months Ended		(September 19, 2003)
	November 30		through
	2010	2009	November 30, 2010
Revenue	$-	$-	$-
Expenses:
Office and sundry	1,439	37	17,942
Business license and fees	375	1,910	2,717
Depreciation expense	5,214	275	18,941
Officer's Salary	250,423	-	408,423
Payroll tax expense	6,145	-	15,057
Professional fees	303,598	8,727	1,180,375
Consulting	54,000	-	64,455
Referral fees	-	-	45,000
Rent and lease expense	-	-	129,696
Public relations	925	-	2,190
Subsidiary formation cost	-	-	9,600
Travel	13,801	-	42,857
Utilities	179	435	18,402
Shareholder loans and other loan interest	506,756	54,154	1,592,659
Total expenses	1,142,855	65,538	3,548,314
Operating Loss	(1,142,855)	(65,538)	(3,548,314)

Other Income and Expense
Gain on settlement of debt	-	-	(3,333)
Loss from continuing operations	(1,142,855)	(65,538)	(3,544,981)

Income (Loss) from discontinued operations	200,000	-	(1,766,717)
Net Loss	$(942,855)	$(65,538)	$(5,311,698)

Basic And Diluted Loss per share
from continuing operations	$(0.004)	$(0.002)	$(0.075)

Basic And Diluted Loss per share
from discontinued operations	$0.001	$-	$(0.037)

Basic And Diluted Net Loss per share	$(0.003)	$(0.002)	$(0.112)

Weighted Average Shares Outstanding	303,843,333	26,350,000	47,461,604

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

			Period From
			Inception
	Three Months Ended		(September 19, 2003)
	November 30,	November 30,	Through
	2010	2009	November 30, 2010
Cash Flows From Operating Activities
Net loss for the period	$(942,855)	$(65,538)	$(5,311,698)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation expense	5,214	275	18,941
Expenses paid by issuance of common stock or common stock
subscribed	256,500	-	449,100
Accrued interest added to shareholder loans	80,744	54,101	802,452
Loan discount amortization	397,339		726,697
Non-cash portion of interest expense	-	-	3,333
Gain on settlement of debt	-	-	(3,333)
Impairment of investment in joint venture projects	-	-	1,951,210
Change in operating assets and liabilities
Payroll tax receivable	-	-	(39,153)
Accounts payable and accrued liabilities	(1,074,727)	9,637	(687,035)
Net Cash Used By Operating Activities	(1,277,785)	(1,525)	(2,089,486)
Cash Flows From Investing Activities
Capital Expenditures	-	-	(65,863)
Investment in oil and gas projects	(3,752)	-	(2,872,333)
Advances to and investment in joint venture projects	-	-	(250,000)
Net cash used by investing activities	(3,752)	-	(3,188,196)

Cash Flows From Financing Activities
Bank overdraft	4,858	-	4,858
Proceeds from sale of common stock	-	-	613,550
Common stock subscribed	-	120,000	-
Increase in loans payable to related parties	-	-	226,574
Principal payment on shareholder loan	(143,000)	-	(293,000)
Proceeds from shareholder loans payable	1,400,000	500	4,725,700
Net cash provided by financing activities	1,261,858	120,500	5,277,682
Increase/(Decrease) In Cash During The Period	(19,679)	118,975	-
Cash, Beginning Of Period	19,679	516	-

Cash, End Of Period	$-	$119,491	$-

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
(Unaudited)

						DEFICIT
						ACCUMULATED
	COMMON SHARES			ADDITIONAL	COMMON	DURING THE
			PAR	PAID-IN	SHARES	DEVELOPMENT
	NUMBER		VALUE	CAPITAL	SUBSCRIBED	STAGE	TOTAL
Capital stock issued with short-term debt:
April 2010 at $0.065 per share	17,500,000		17,500	671,894	-	-	689,394
May 2010 at $0.065 per share	5,000,000		5,000	191,970	-	-	196,970
June 2010 at $0.087 per share	2,500,000		2,500	113,810	-	-	116,310
July 2010 at $0.075 per share	3,000,000		3,000	125,571	-	-	128,571
July 2010 at $0.120 per share	500,000		500	26,773	-	-	27,273
August 2010 at $0.120 per share	500,000		500	26,773	-	-	27,273
Capital stock issued for oil and gas properties:
June 2010 at $0.01 per share	20,000,000		20,000	180,000	(200,000)	-	-
July 2010 at $0.052 per share	56,000,000		56,000	2,856,000	-	-	2,912,000
Capital stock issued for loan conversion:
June 2010 at $0.01 per share	20,000,000		20,000	180,000	(200,000)	-	-
Net loss for the period	-		-	-	-	(2,315,199)	(2,315,199)
Balance, August 31, 2010	293,700,000		293,700	6,992,910	-	(4,368,843)	2,917,767

Capital stock issued for services:
September 2010 at $0.060 per share	2,500,000		2,500	147,500	-	-	150,000
October 2010 at $0.057 per share	1,200,000		1,200	67,200	-	-	68,400
Capital stock subscribed for services:
September 2010 at $0.063 per share	-		-	-	170,100	-	170,100
Capital stock issued with short-term debt:
September 2010 at $0.064 per share	6,500,000		6,500	272,073	-	-	278,573
October 2010 at $0.067 per share	1,000,000		1,000	45,524	-	-	46,524
October 2010 at $0.064 per share	1,500,000		1,500	62,787	-	-	64,287
November 2010 at $0.067 per share	1,500,000		1,500	68,286	-	-	69,786
Capital stock subscribed with short-term debt:
November 2010 at $0.067 per share	-		-	-	139,572	-	139,572
November 2010 at $0.070 per share	-		-	-	24,490	-	24,490
Capital stock issued for oil and gas properties:
November 2010 at $0.090 per share	1,000,000		1,000	89,000	-	-	90,000
Net loss for the period	-	$-	-	-	-	(942,855)	(942,855)
Balance, November 30, 2010	308,900,000		$308,900	$7,745,280	$334,162	$(5,311,698)	$3,076,644

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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $5,311,698 and further losses are anticipated in the development of our business raising substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management is actively attempting to raise additional capital through a private placement of its common stock. During the quarter ended November 30, 2010, the Company issued 3,700,000 shares of common stock to consultants for services rendered or to be rendered and 1,000,000 shares as an incentive to enter into an oil and gas working interest agreement. During the quarter ended November 30, 2010, the Company borrowed from shareholders an aggregate of $1,400,000 through the issuance of unsecured promissory notes. As additional consideration for the issuance of the notes, the Company issued an aggregate of 10,500,000 shares of its unregistered, restricted common stock with an additional 3,500,000 shares to be issued.  Subsequent to November 30, 2010, the Company raised an additional $4,000,000 through issuance of short-term debentures totaling $3,800,000 and the sale of 1,000,000 unregistered, restricted common stock at $0.20 per share.  There are no assurances that the Company will be successful in its efforts to raise additional capital. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

5.  INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has incurred net operating losses totaling $5,311,698 which commence expiring in 2023 if not previously utilized. Pursuant to Accounting Standards Codification, the Company is required to compute tax asset benefits for net operating loss carry-forwards. The potential benefit of net operating losses has been offset by a valuation allowance in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The valuation of the tax loss carryforward and the valuation allowance thereon were as follows:

	November 30, 2010	August 31, 2010
Tax benefit carry forward	$1,205,294	$821,997
Loss from discontinued operations	600,684	663,411
Valuation allowance	(1,805,978)	(1,485,408)

	$-	$-

6.    LOANS PAYABLE TO RELATED PARTIES

Notes payable to related parties consists of the following as of November 30, 2010 and August 31, 2010:

Unsecured loans to related parties                $     26,574

Two stockholders and former directors of the Company provided these loans.  The loans are non-interest bearing, unsecured and payable upon demand.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
November 30, 2010
(Unaudited)

7.	SHAREHOLDER LOANS PAYABLE AND ACCRUED INTEREST

Unsecured loans and accrued interest payable to shareholders at November 30, 2010 and August 31, 2010:
	November 30, 2010	August 31, 2010
Loan payable	$946,685	$1,089,685
Accrued interest	17,142	19,430
	963,827	1,109,115

Short-term debt	4,300,000	2,900,000
Less: total note discount for stock issued	(1,809,023)	(1,185,791)
Add: amortization of note discount	726,697	329,358
Add: accrued interest	153,866	70,834
	3,371,540	2,114,401
Total shareholder loans payable and accrued interest	$4,335,367	$3,223,516

  .

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

In the three months ended November 30, 2010 the Company incurred $15,000 in expense for administrative services from Rodeo Resources, LP, a related party; the Company incurred $15,000 in administrative services expense in the fiscal year ended August 31, 2010.  The company incurred $13,801 in costs for travel expenses for Jim Ford, an owner of Rodeo Resources, LP during the three months ended November 30, 2010; $5,192 was incurred in the fiscal year ended August 31, 2010.

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

11.  SUPPLEMENTAL DISCLOSURES – CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosure of Non-Cash and Financing Activities:

			Period From
	Three months ended November 30,		Inception Through
	2010	2009	November 30, 2010
Investment advances paid from shareholder loans	$-	$-	$1,263,985
Capital stock issued for investment in joint venture projects	$-	$-	$687,225
Capital stock issued or subscribed for expenses	$256,500	$-	$449,100
Capital stock issued for prepaid expenses	$132,000	$-	$152,000
Capital stock issued for oil and gas properties	$90,000	$-	$3,646,000
Capital stock issued or subscribed in connection with short-term notes	$623,232	$-	$1,809,023
Interest forgiven on shareholder loan payable	$-	$-	$631,444
Capital stock issued in conversion of shareholder loan	$-	$-	$400,000
Capital expenditures acquired with accounts payable	$-	$-	$31,282

Settlement of loan payable by assignment of investment:
Loan payable	$-	$-	$(200,000)
Investment	$-	$-	$200,000
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$28,673	$-	$63,307
Income taxes	$-	$-	$-

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

At November 30, 2010, the Company has current assets of $191,153, current liabilities of $4,829,764, and a working capital deficit of $4,638,611.  During the current quarter, the Company raised an additional $1,400,000 from the placement of additional short-term promissory notes.  During fiscal 2011, we will need to fund approximately $21 million under existing farmout and participation agreements as described in Note 3 to the Consolidated Financial Statements.  Additionally, we will need to pay approximately $4.0 million through the end of the fiscal year under existing credit facilities, and will require an additional $2.1 million to fund obligations under employment agreements and for other working capital purposes.  The Company has no other sources of financing and will continue to rely on best efforts equity, equity equivalent, or debt financings and borrowings from shareholders. There are no additional commitments from or assurances that we will be able to obtain additional capital on terms favorable to the Company or at all.  Our auditors have issued a going concern opinion for our financial statements due to their substantial doubt about our ability to continue as a going concern.

Results of Operations

Quarter ended November 30, 2010, compared to quarter ended November 30, 2009

($ in Thousands)
	2010	2009
Revenue	$-	$-

Office and other	3	3
Depreciation expense	5	-
Officer's salary and related expenses	256	-
Professional fees	304	9
Consulting	54	-
Travel	14	-
Shareholder loan and other interest	507	54
Total expense	1,143	66
Gain on sale of joint venture investment	200	-

Net loss for the period	$(943)	$(66)

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

The Company incurred a net loss of $943,000 for the three months ended November 30, 2010 which is $877,000 higher than the net loss of $66,000 in 2009.  The higher loss is due primarily to the officer’s salary and expenses, a significant increase in professional fees as well as the increased interest expense associated with greater borrowings and loan discount amortization in the current quarter.

Operating Expenses

For the quarter ended November 30, 2010, operating expenses increased $1,077,000 as compared to the same quarter ended in 2009. The increase occurred primarily due to: (i) the $256,000 increase in officers’ salary and related expenses, (ii) the $295,000 increase in professional fees which includes accounting, legal fees, geotechnical services and other and (iii) the $453,000 increase in interest expense and loan discount amortization.

Net Loss

For the quarter ended November 30, 2010, our net loss was $943,000 compared to a loss of $66,000 for the quarter ended November 30, 2009.  The increase in the loss for the current quarter was attributable to the significant increases in operating expenses as noted above.

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

DATED:  January 24, 2011

/S/ DAVID POMERANTZ
___________________________
David Pomerantz, CFO
Principal Financial Officer and
Principal Accounting Officer

DATED:  January 24, 2011