Form 10-Q
period 2011-02-28
Gulf United Energy, Inc.
filed 2011-04-14
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2011

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

P.O Box 22165;Houston, Texas77227-2165
(Address of principal executive offices)  (Postal or Zip Code)

(713) 942-6575
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed sincelast report)

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

Large accelerated filer                                         [  ]                                         Accelerated filer[  ]
Non-accelerated filer                                           [  ]                                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   [   ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

 As of April14, 2010, there were approximately 454,667,726shares of $0.001par value common stock issued and outstanding.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

TABLE OF CONTENTS

Part I. Financial Information

Item 1	Financial Statements	5

	Consolidated Balance Sheets (unaudited) - February 28, 2011 and August 31, 2010	5

	Consolidated Statements of Operations (unaudited) - For the Three Months and Six Months Ended February 28, 2011 and 2010 and the Period From Inception (September 19, 2003) to February 28, 2011	6

	Consolidated Statements of Cash Flows (unaudited) - For the Six Months Ended February 28, 2011 and 2010 and the Period from Inception (September 19, 2003) through February 28, 2011	7

	Consolidated Statements of Changes in Shareholders' Equity (Deficit) (unaudited) for the Period from Inception (September 19, 2003) to February 28, 2011	8

	Notes to the Consolidated Financial Statements (Unaudited)	11

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4	Controls and Procedures	27

	Part II. Other Information

Item 1	Legal Proceedings	29

Item 1A	Risk Factors	29

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3	Defaults Upon Senior Securities	31

Item 4	(Removed and Reserved)	31

Item 5	Other Information	31

Item 6	Exhibits	31

	Signatures	33

	EX-31.1 (EXHIBIT 31.1)

	EX-32.1 (EXHIBIT 32.1)

Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts included in this Report including, without limitation, statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements including, but not limited to, our ability to identify and exploit available corporate acquisitions, farm-in and/or joint venture opportunities in the energy sector in Latin America, , our ability to obtain the requisite consents and approvals of the assignments of rights to us in our oil and gas properties, our ability to legally protect or enforce our rights to our oil and gas properties,our ability to establish technical and managerial infrastructure, our ability to raise required capital on acceptable terms and conditions, our ability to take advantage of, and successfully participate in such opportunities, our ability to successfully operate, or influence our joint venture partners’ operation of, the projects in which we participate in a cost effective and efficient way; future economic conditions, political and regulatory stability and changes and volatility in energy prices.  A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on December 7, 2010.

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

SECOND QUARTER
FINANCIAL STATEMENTS

February 28, 2011
(Unaudited)

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets

	February 28,	August 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$11,860,789	$19,679
Payroll taxes receivable	-	39,153
Pre-paid expenses	28,885	20,000
Total Current Assets	11,889,674	78,832

Fixed Assets:
Computer Equipment	3,300	3,300
Software License	62,563	62,563
Less: Accumulated Depreciation	(24,154)	(13,727)
Net Fixed Assets	41,709	52,136

Other Assets
Investment in oil and gas properties (Note 3)	17,106,816	7,574,581
Total Other Assets	17,106,816	7,574,581

Total Assets	$29,038,199	$7,705,549

LIABILITIES
Current
Accounts payable and accrued liabilities	$391,136	$387,692
Accounts payable to operators of working interests	-	1,150,000
Loans payable related parties (Note 6)	26,574	26,574
Shareholder loans payable and accrued interest (Net of note discount -
$484,338 at February 28, 2011 and $856,433 at August 31, 2010) (Note 7)	1,378,651	3,223,516
Total Current Liabilities	1,796,361	4,787,782

Total Liabilities	1,796,361	4,787,782
STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 shares authorized, none issued or outstanding
Common Stock
Authorized:
700,000,000 shares with a par value of $0.001
Issued and Outstanding:
451,417,726 as of February 28, 2011 and	451,418	293,700
293,700,000 as of August 31, 2010
Additional paid-in capital	41,749,591	6,992,910
Common stock subscribed, 1,250,000 shares subscribed at February 28, 2011	110,252	-
Deficit Accumulated During The Development Stage	(15,069,423)	(4,368,843)
Total Stockholders' Equity	27,241,838	2,917,767
Total Liabilities and Stockholders' Equity	$29,038,199	$7,705,549

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

					Period From
					Inception
	Three Months Ended		Six Months Ended		(September 19, 2003)
	February 28,		February 28,		through
	2011	2010	2011	2010	February 28 , 2011
Revenue	$-	$-	$-	$-	$-
Expenses:
Office and sundry	1,128	38	2,567	75	19,070
Business license and fees	1,616	3,160	1,991	5,070	4,333
Depreciation expense	5,213	275	10,427	550	24,154
Insurance	6,062		6,062		6,062
Salary	339,101	-	589,524	-	747,524
Payroll tax expense	24,779	-	30,924	-	39,836
Professional fees	462,086	153,375	765,684	162,102	1,642,461
Consulting	8,245,000	-	8,299,000	-	8,309,455
Referral fees	-	-	-	-	45,000
Rent and lease expense	-	-	-	-	129,696
Public relations	-	-	925	-	2,190
Subsidiary formation cost	-	-	-	-	9,600
Travel	2,946	3,523	16,747	3,523	45,803
Utilities	341	373	520	808	18,743
Shareholder loans and other loan interest	790,267	55,385	1,297,023	109,539	2,382,926
Total expenses	9,878,539	216,129	11,021,394	281,667	13,426,853
Operating Loss	(9,878,539)	(216,129)	(11,021,394)	(281,667)	(13,426,853)

Other (Income) and Expense
Gain on settlement of debt	-	-	-	-	(3,333)
Interest Income	(814)	-	(814)	-	(814)
Loss from continuing operations	(9,877,725)	(216,129)	(11,020,580)	(281,667)	(13,422,706)

Income (Loss) from discontinued operations	120,000	-	320,000	-	(1,646,717)
Net Loss	$(9,757,725)	$(216,129)	$(10,700,580)	$(281,667)	$(15,069,423)

Basic And Diluted Loss per share
from continuing operations	$(0.027)	$(0.008)	$(0.033)	$(0.011)	$(0.231)

Basic And Diluted Loss per share
from discontinued operations	$0.000	$-	$0.001	$-	$(0.028)

Basic And Diluted Net Loss per share	$(0.027)	$(0.008)	$(0.032)	$(0.011)	$(0.259)

Weighted Average Shares Outstanding	363,163,252	26,376,111	333,503,293	26,362,983	58,071,442

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

			Period From
			Inception
	Six Months Ended		(September 19, 2003)
	February 28,	February 28,	Through
	2011	2010	February 28, 2011
Cash Flows From Operating Activities
Net loss for the period	$(10,700,580)	$(281,667)	$(15,069,423)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation expense	10,427	550	24,154
Expenses paid by issuance of common stock or common stock
subscribed	8,511,800	10,500	8,704,400
Accrued interest (paid from) added to shareholder loans	(27,275)	109,028	694,433
Loan discount amortization	995,327	-	1,324,685
Non-cash portion of interest expense	-	-	3,333
Gain on settlement of debt	-	-	(3,333)
Impairment of investment in joint venture projects	-	-	1,951,210
Change in operating assets and liabilities
Payroll taxes receivable	39,153	-	-
Pre-paid expenses	(8,885)	-	(8,885)
Accounts payable and accrued liabilities	(1,146,556)	69,081	(758,864)
Net Cash Used By Operating Activities	(2,326,589)	(92,508)	(3,138,290)
Cash Flows From Investing Activities
Capital Expenditures	-	-	(65,863)
Investment in oil and gas properties	(9,442,235)	-	(12,310,816)
Advances to and investment in joint venture projects	-	-	(250,000)
Net cash used by investing activities	(9,442,235)	-	(12,626,679)

Cash Flows From Financing Activities
Proceeds from sale of common stock	25,799,619	-	26,413,169
Common stock subscribed	-	207,500	-
Increase in loans payable to related parties	-	-	226,574
Proceeds from bridge financing	3,800,000	-	3,800,000
Principal payment on bridge financing	(3,800,000)	-	(3,800,000)
Principal payment on shareholder loan	(1,089,685)	-	(1,239,685)
(Principal payments on) Proceeds from shareholder loans payable	(1,100,000)	500	2,225,700
Net cash provided by financing activities	23,609,934	208,000	27,625,758
Increase In Cash During The Period	11,841,110	115,492	11,860,789
Cash, Beginning Of Period	19,679	516	-

Cash, End Of Period	$11,860,789	$116,008	$11,860,789

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Period from Inception (September 19, 2003) to February 28, 2011
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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Period fromInception (September 19, 2003) to February 28, 2011
(Unaudited)

					DEFICIT
					ACCUMULATED
	COMMON SHARES		ADDITIONAL	COMMON	DURING THE
		PAR	PAID-IN	SHARES	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	SUBSCRIBED	STAGE	TOTAL
Capital stock issued with short-term debt:
April 2010 at $0.065 per share	17,500,000	17,500	671,894	-	-	689,394
May 2010 at $0.065 per share	5,000,000	5,000	191,970	-	-	196,970
June 2010 at $0.087 per share	2,500,000	2,500	113,810	-	-	116,310
July 2010 at $0.075 per share	3,000,000	3,000	125,571	-	-	128,571
July 2010 at $0.120 per share	500,000	500	26,773	-	-	27,273
August 2010 at $0.120 per share	500,000	500	26,773	-	-	27,273
Capital stock issued for oil and gas properties:
June 2010 at $0.01 per share	20,000,000	20,000	180,000	(200,000)	-	-
July 2010 at $0.052 per share	56,000,000	56,000	2,856,000	-	-	2,912,000
Capital stock issued for loan conversion:
June 2010 at $0.01 per share	20,000,000	20,000	180,000	(200,000)	-	-
Net loss for the period	-	-	-	-	(2,315,199)	(2,315,199)
Balance, August 31, 2010	293,700,000	293,700	6,992,910	-	(4,368,843)	2,917,767

Capital stock issued for services:
September 2010 at $0.06 per share	2,500,000	2,500	147,500	-	-	150,000
October 2010 at $0.057 per share	1,200,000	1,200	67,200	-	-	68,400
December 2010 at $0.081 per share	40,000,000	40,000	7,960,000	-	-	8,000,000
January 2011 at $0.063 per share	2,700,000	2,700	167,400	(170,100)	-	-
February 2011 at $0.20 per share	304,000	304	60,496	-	-	60,800
Capital stock issued for cash:
December 2010 at $0.20 per share	3,875,000	3,875	755,022	-	-	758,897
January 2011 at $0.20 per share	9,750,000	9,750	1,885,645	-	-	1,895,395
February 2011 at $0.30 per share	83,388,726	83,389	23,061,938	-	-	23,145,327
Capital stock subscribed for services:
September 2010 at $0.063 per share	-	-	-	170,100	-	170,100
January 2011 at $0.20 per share	-	-	-	25,000	-	25,000
February 2011 at $0.20 per share	-	-	-	37,500	-	37,500
Capital stock issued with short-
term debt:
September 2010 at $0.043 per share	6,500,000	6,500	272,073	-	-	278,573
October 2010 at $0.047 per share	1,000,000	1,000	45,524	-	-	46,524
October 2010 at $0.043 per share	1,500,000	1,500	62,787	-	-	64,287
November 2010 at $0.047 per share	1,500,000	1,500	68,286	-	-	69,786
Januuary 2011 at $0.047 per share	1,500,000	1,500	68,286	(69,786)	-	-
February 2011 at $0.047 per share	1,000,000	1,000	45,524	(46,524)	-	-

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Period fromInception (September 19, 2003) to February 28, 2011
(Unaudited)

					DEFICIT
					ACCUMULATED
	COMMON SHARES		ADDITIONAL	COMMON	DURING THE
		PAR	PAID-IN	SHARES	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	SUBSCRIBED	STAGE	TOTAL

Capital stock subscribed with
short-term debt:
November 2010 at $0.047 per share	-	-	-	139,572	-	139,572
November 2010 at $0.049 per share	-	-	-	24,490	-	24,490
Capital stock issued for oil and
gas properties:
November 2010 at $0.09 per share	1,000,000	1,000	89,000	-	-	90,000
Net loss for the period	-	-	-	-	(10,700,580)	(10,700,580)
Balance, February 28, 2011	451,417,726	$451,418	$41,749,591	$110,252	$(15,069,423)	$27,241,838

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
February 28, 2011
(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Gulf United Energy, Inc. (“Gulf United” or the “Company”) is an early-stage oil and gas exploration and production company with operations in South America.   The Company currently has limited operations and is a development stage company as defined by the Financial Accounting Standards Board (FASB) Accounting Standards for Development Stage Entities.   Gulf United’s current asset portfolio includes participation in two hydrocarbon exploration blocks operated by SK Energy Co. Ltd. (“ SK Energy”).   SK Energy is a subsidiary of SK Energy Group, one of South Korea’s top five industrial conglomerates.   SK Energy is Korea’s largest petroleum refiner and is currently active in 34 blocks in 19 countries.

In Colombia, we have acquired, subject to regulatory approval, a 12.5% working interest in the 345,592 acre CPO-4 block inthe Llanos Basin. Block CPO-4 is near existing production and immediately adjacent to and on trend with the Guatiquia blockoperated by Petrominerales Ltd. (TSX:PMG). Block CPO-4 is the near-term focus of the Company and SK Energy, with drillingexpected to commence in the second quarter of calendar year 2011.

In Peru, we have acquired, subject to regulatory approval, a 40% working interest in the 2,803,411 acre Z-46 offshore blockin the Trujillo Basin. Recent re-processed 2-D seismic data suggests a submarine fan deposition on the block and multiple leads havebeen identified. Two wells previously drilled on the block by Repsol reported oil, indicating an active hydrocarbon system. TheCompany and SK Energy began the acquisition of additional infill 2-D seismic data in December 2010.

Also in Peru, we have acquired, subject to regulatory approval, a 5% participating interest in Block XXIV, an approximately 276,137 gross acre concession, and a 2% participating interest in the Peru Technical Evaluation Area (the “Peru TEA”). The Peru TEA consists of four contiguous blocks totaling approximately 40 million gross acres onshore on the western flank of the Andes Mountains. Block XXIV and Peru TEA are both operated by Upland Oil & Gas, LLC (“Upland”). Two exploratory wells have beendrilled on Block XXIV and both wells are considered dry holes. There are no current plans to drill additional wells or to reworkexisting wells in the short term on Block XXIV, although future drilling has been planned on this concession by Upland. Similarly,there are no current plans to develop the Peru TEA.

We expect to engage in additional investment opportunities in oil and gas exploration and development as our resources permit. The scope of our activities in this regard may include, but may not be limited to, the acquisition or assignment of rights to develop exploratory acreage under concessions with government authorities and other private or public exploration and production companies, the purchase of oil and gas producing properties, farm-in and farmout opportunities (i.e., the assumption or assignment of obligations to fund the cost of drilling and development).We may turn to opportunities in other countries if we deem the relevant considerations merit our investment. We plan to focus on early-stage exploration of hydrocarbons through a variety of transactions aimed at building a resource base.  An integral part of our strategy is to build a competent and professional management and operations team to enable us to successfully carry out our business plan.

Interim Financial Statements

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosures needed for a fair presentation may be determined in that context.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010.  The results of operations presented for the three months or six months ended February 28, 2011 are not necessarily indicative of the results to be expected for the year.  Interim financial data presented herein are unaudited.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
February 28, 2011
(Unaudited)

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $15,069,423 and further losses are anticipated in the development of our business raising substantial doubt about the Company’s ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.During the quarter ended February 28, 2011, the Company issued 43,004,000 shares of common stock to consultants for services rendered or to be rendered and sold 97,013,726 shares of common stock for net cash proceeds of $25,799,619. As additional consideration, the company issued  five-year warrants to purchase up to 1,000,000 shares of common stock at a $0.30 exercise price per share.  Also during the current quarter, the Company arranged bridge financing from two shareholders totaling $3,800,000; this amount plus interest was repaid during the current quarter.As additional consideration for $350,000 in previously issued short-term notes, the Company issued 2,500,000 shares of common stock with an additional 1,000,000 subscribed shares still to be issued.  Subsequent to February 28, 2011, the Company issued 2,125,000 shares for services rendered or to be rendered, the remaining 1,000,000 shares related to the short-term notes and 125,000 shares sold for cash but not issued by the end of the current quarter.  While the Company has sufficient cash available for immediate obligations, we will need to raise additional funds, beginning as early as July, 2011, to meet our contractual obligations and there is no assurance that the Company will be successful in its efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
February 28, 2011
(Unaudited)
Cash

Cash includes cash in a demand deposit account and a money market account with a Houston bank.

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

Software License and Fixed Assets

The value of the software license is stated at cost. Depreciation is computed using the straight-line method over the thirty six-month estimated useful life of the software. Any costs associated with maintenance and upgrades will be charged to expense as incurred. When an asset is retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period; significant renewals and betterments are capitalized.

Impairment of Long-lived Assets

The Company evaluates impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered.  These events include market declines, decisions to sell an asset and adverse changes in the legal or business environment.  If events or circumstances indicate that a long-lived asset’s carrying value may not be recoverable, the Company estimates the future undiscounted cash flows from the asset for which the lowest level of separate cash flows may be determined, to determine if the asset is impaired.  If the total undiscounted future cash flows are less than the carrying amount for the asset, the Company estimates the fair value of the asset through reference to sales data for similar assets, or by using a discounted cash flow approach.  The asset’s carrying value is then adjusted downward to the estimated fair value.  These cash flow estimates and assumptions could change significantly either positively or negatively.  At February 28, 2011, management did not believe that any impairment exists with respect to its long-lived assets.

Inflation

The Company's results of operations have not been significantly affected by inflation and management does not expect inflation to have a significant effect on its operations in the foreseeable future.

Oil and gas properties

The Company follows the full cost method of accounting for its oil and gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reservesare capitalized. Such costs include costs of acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Sales or other dispositions of oil and gas properties will be accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of capitalized costs to proven reserves would significantly change, or to the extent that the sales proceeds exceed our capitalized costs.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
February 28, 2011
(Unaudited)

As of February 28, 2011, the Company had oil and gas property investments in the amount of $17,106,816 that are excluded from depletion because reserves have not been proven to be associated with those properties. If proved reserves, if any, are found and when its quantity can be estimated, costs in excess of the present value of estimated future net revenues will be charged toimpairment expense. The Company will apply the full cost ceiling test on a quarterly basis on the date of the latest consolidated balance sheet presented.  It is not known at this time if any recoverable reserves of oil and gas exist.  As of the date of this report and based upon all the known facts and circumstances, management does not believe that any impairment exists with respect to oil and gas properties.

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

The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost related to oil and gas property accounts.  At February 28, 2011, the Company has no asset retirement obligations.

Basic Loss per Share

The Company is required to provide basic and diluted earnings (loss) per common share information.  The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended February 28, 2011, the Company issued five-year warrants to purchase up to 1 million shares of common stock at an exercise price of $0.30 per share as described in Note 4.

Potential dilutive securities (stock warrants and stock subscribed) have been considered, but the dilutive effect of the potential dilutive securities is not believed to be material and would be anti-dilutive.  The Company reported net losses in the three and six month periods ended February 28, 2011and, accordingly, the effects of any additional shares would be anti-dilutive. The weighted average number of common and common equivalent shares outstanding was 363,163,252 and 26,376,111 for the quarters ended February 28, 2011 and 2010, respectively and 333,503,293 and 26,362,983 for the six month periods ended February 28, 2011 and 2010, respectively.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Gulf United Energy, Inc. and its wholly-owned subsidiaries, Gulf United Energy del Peru, Ltd., Gulf United Energy Cuenca Trujillo, Ltd. and Gulf United Energy de Colombia, Ltd. as of February 28, 2011. All significant inter-company transactions and balances have been eliminated in the consolidation.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
February 28, 2011
(Unaudited)

Accounting for Uncertain Tax Positions

GAAP provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an entity’s financial statements.  GAAP requires an entity to recognize the financial statement impact of a tax position when it is more likely that not that the position will be sustained upon examination. The Company believes that all significant tax positions utilized by the Company will more likely than not be sustained upon examination.  As of the Company’s fiscal year-end, August 31, 2010, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the year 2007 forward (with limited exceptions). Tax penalties and interest, if any, would be accrued as incurred and would be classified as tax expense in the consolidated statements of operations.

Recently Issued Accounting Pronouncements

In February 2010, the FASB amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and Securities and Exchange Commission (“SEC”) requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.

This guidance was effective immediately and we adopted these new requirements in first quarter 2010. The adoption of this guidance did not have an impact on our financial statements.In January 2010, the FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). As this guidance provides only disclosure requirements, the adoption of this standard did not impact the Company’s results of operations, cash flows or financial position.

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

In January, 2010, the FASB issued amended accounting guidance to align oil and gas reserve estimation and disclosure requirements with the requirements in the Security and Exchange Commission’s Final Rule, “Modernization of Oil and Gas Reporting.” The amendments to the accounting guidance are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The impact of the adoption of this amended accounting guidance is noted above.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
February 28, 2011
(Unaudited)

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

As reported in the Company’s Form 8K filed on November 5, 2010, the Company closed on an agreement with its former joint venture partner, Cia. Mexicana de Gas Natural, S.A. de C.V., to sell all of the Company’s shares in Fermaca LNG de Cancun, S.A. de C.V. and Fermaca Gas de Cancun, S.A. de C.V. for a total amount of $1,000,000 of which$50,000 was paid upon entry into thesale agreement, $150,000 of which was paid at the close of the transaction, $120,000 of the next $150,000 was paid as of February 28, 2011 with the remaining $30,000 paid in March, 2011.   The next three installments of $150,000 are due on May 1, 2011, August 1, 2011 and November 1, 2011 with the final payment of $200,000 due February 1, 2012.  No interest accrues on the installments. Management expects that all installments will be paid, but there is no certainty; consequently, the gain on the sale of the joint venture investment is being recognized on an installment basis as the sales proceeds are received. Because the sale of the joint venture interests ended the Company’s investments in pipeline and LNG infrastructure, the gain from the sale and the impairment losses have been reclassified to discontinued operations. As of February 28, 2011, the unrecorded present value of the $680,000 to be received in the future is $644,975 discounted at a 10% interest rate.

Investments in oil and gas properties

Peru Block XXIV and TEA

On July 31, 2010, the Companyentered into an amendment to the participation agreement dated March 12, 2010covering blocks XXIV Peru and the Peru TEA.Under the terms of the amendment, the Company acquired an undivided 5% working interest in Block XXIV, an approximately 280,000 acre onshore and offshore propertyand an undivided 2% working interest in the Peru TEA which consists of four contiguous blocks totaling approximately 40,000,000 acresin exchange for a $500,000 cash payment and 1,000,000 shares of restricted common stock.Prior to the execution of the amendment, the Company had paid a total of $1,100,000 toward past costs and $1,813,391 for drilling costs throughFebruary 28, 2011.  With respect to the Peru TEA, the Company has paid $250,000 toward the Peru TEA ongoing costs as of February 28, 2011.  Upland spudded two wells on Block XXIV prior to February 28, 2011. Both wells are currently considered dry holes. The right for the Company to make this investment was granted by four related-party assignors in exchange for 60,000,000 shares of the Company’s unregistered, restricted common stock.Theassignors retained a 2% overriding royalty interest, proportionately reduced, in these properties.  There are no current plans to drill additional wells or to rework existing wells in the short term on Block XXIV. Future drilling has been planned on this property by Upland.  Similarly, there are no current plans to develop the Peru TEA.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
February 28, 2011
(Unaudited)

Peru Z-46

On July 13, 2010, the Company entered into a farmout agreement with SK Energy pursuant to which the Company will pay to SK Energy approximately $2,914,917 for past costs and expenses incurred through May 31, 2010 to earn an undivided forty percent (40%) participation interest in Block Z-46.  The payment for past costs is due within thirty (30) days after receipt of the approval from Perupetro S.A.

The Company has paid and will pay SK Energy its proportionate share of on-going costs and an additional thirty-five percent (35%) of seismic acquisition costs (the Company pays a total of seventy five percent (75%) of certain seismic acquisition costs).  The assignment of the participation interest in Block Z-46 is conditioned upon the approval of the assignment by Perupetro S.A.In the event that the PeruPetro consent is delayed or denied, the farmout agreement provides that the parties will meet within thirty days after such date to discuss possible amendments to the farmout agreement to avoid the need for the approval.  If the Company and SK Energy are unable to agree upon the amendment, the farmout agreement will be terminated, the Company’s interest in Block Z-46 will be deemed re-assigned back to SK Energy, and the Company will have the right to have returned any amounts paid under the farmout, without interest.    The right for the Company to make this investment was granted by related-party assignors in exchange for 56,000,000 shares of the Company’s common stock.  The assignors retained a 2% overriding royalty interest in this property.

Recent re-processed 2-D seismic data suggests a submarine fan deposition on the block and multiple leads have been identified. Two wells previously drilled on the block by Repsol reported oil, indicating an active hydrocarbon system.  The Company and SK Energy began the acquisition of additional infill 2-D seismic data in December 2010.

Colombia CPO-4

On July 30, 2010, the Companyentered into a farmout agreementwith SK Energy pursuant to which, the Company, through its wholly owned subsidiary, Gulf United Energy de Colombia Ltd., acquired the right to earn an undivided twelve and one-half percent (12.5%) participation interest in the CPO-4 block located in the Llanos Basin of Colombia.  The assignment of the interest in CPO-4 is conditioned upon the approval by the National Hydrocarbon Agency of Colombia (“ANH”) and the Republic of Korea by July 31, 2011. If such approval is not received from ANH and the Republic of Korea by July 31, 2011, the farmout agreement provides that the parties will meet within thirty days after such date to discuss possible amendments to the farmout agreement to avoid the need for the approval.  If the Company and SK Energy are unable to agree upon the amendment, the farmout agreement will be terminated, the Company’s interest in Block CPO-4 will be deemed re-assigned back to SK Energy, and the Company will have the right to have returned any amounts paid under the farmout, without interest.

The Company has paid SK its share of past costs and has paid and will pay SK its proportionate share of on-going costs and an additional twelve and one-half percent (12.5%) of seismic acquisition costs. The Company will pay a total of twenty-five percent (25%) of seismic acquisition costs.

SK Energy serves as operator on CPO-4. Block CPO-4 is near existing production and immediately adjacent to and on trend with the Guatiquia block operated by Petrominerales Ltd. (TSX:PMG). Block CPO-4 is the near-term focus of the Company and SK Energy, with drilling expected to commence in the second quarter of calendar year 2011.

At February 28, 2011, the Company does not have sufficient cash or credit facilities to fund all of the above-noted short-term costswhich are summarized below.  At February 28, 2011, the Company’s investment in oil and gas properties and approximate fiscal 2011 commitments are as follows:

		Remaining
	Total Costs	Fiscal 2011
	To Date	Commitment

Block XXIV and TEA – Peru	$4,060,783	$-
Block Z-46 – Peru	8,090,571	3,928,000
CPO-4 – Colombia	4,995,462	7,373,000
	$17,106,816	$11,301,000

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
February 28, 2011
(Unaudited)

As of the date of this report and based upon all the known facts and circumstances, management does not believe that any impairment exists with respect to these properties.

4.  COMMON STOCK

As of February 28, 2011 and August 31, 2010, the Company had 451,417,726 and 293,700,000 shares of its $.001 par value common stock issued and outstanding, respectively.

The following schedule is a summary of the transactions in the Company’s common stock since August 31, 2010:

Shares issued and outstanding as of August 31, 2010:		293,700,000

Shares issued for services rendered	September-February, 2011	46,704,000

Shares issued in conjunction with oil and gas participation agreement	November, 2010	1,000,000

Shares issued in conjunction with debt subscriptions	September-February, 2011	13,000,000

Shares issued issued for cash		97,013,726

Total shares issued as of February 28, 2011		451,417,726

Unregistered, restricted shares issued subsequent to February 28, 2011:

Shares issued for cash	March, 2011	125,000
Shares issued for services rendered or to be rendered	March, 2011	2,125,000
Subscribed shares issued in conjunction with debt subscriptions	March, 2011	1,000,000

Total shares issued as of April 14, 2011		454,667,726

As additional compensation related to sale of the common stock on February 15, 2011, the Company issued to Pritchard Capital warrants to purchase up to 1 million shares of common stock at an exercise price of $0.30 subject to anti-dilution adjustments.  As of February 28, 2011, the total value of these warrants is estimated at approximately $464,831 using the Black-Scholes valuation model.  Expected volatility is based on historical volatility of our common stock over the past twelve months.  The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of issuance for an instrument with a maturity of five years.  A dividend yield rate of zero was used because we have never paid cash dividends and we do not intend to pay cash dividends on our common stock.

5.  INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has incurred net operating losses totaling $15,069,423 which commence expiring in 2023 if not previously utilized. Pursuant to Accounting Standards Codification, the Company is required to compute tax asset benefits for net operating loss carry-forwards. The potential benefit of net operating losses has been offset by a valuation allowance in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The valuation of the tax loss carryforward and the valuation allowance thereon were as follows:

	February 28, 2011	August 31, 2010
Tax benefit carry forward	$4,563,659	$821,997
Loss from discontinued operations	559,884	663,411
Valuation allowance	(5,123,543)	(1,485,408)
	$-	$-

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
February 28, 2011
(Unaudited)

6.  LOANS PAYABLE TO RELATED PARTIES

Notes payable to related parties consists of the following as of February 28, 2011 and August 31, 2010:

Unsecured loans to related parties	$26,574

Two stockholders and former directors of the Company provided these loans.  The loans are non-interest bearing,unsecured and payable upon demand.

7.	SHAREHOLDER LOANS PAYABLE AND ACCRUED INTEREST

Unsecured loans and accrued interest payable to shareholders at February 28, 2011 and August 31, 2010:

	February 28, 2011	August 31, 2010
Loan payable	$-	$1,089,685
Accrued interest	-	19,430
	-	1,109,115

Short-term debt	1,800,000	2,900,000
Less: total note discount for stock issued	(1,082,326)	(1,185,791)
Add: amortization of note discount	597,988	329,358
Add: accrued interest	62,989	70,834
	1,378,651	2,114,401
Total shareholder loans payable and accrued interest	$1,378,651	$3,223,516

During the quarter ended February 28, 2011, the Company used proceeds from common stock sales to retirethe one-year promissory note from arelated party stockholder, James M. Askew, which originally totaled $1,089,685.  The remaining balance paid as of February 15, 2011 was $902,081which consisted of $889,685 in principal and $12,396 in accrued interest.  The Company also retired $2,500,000 in short-term debt (plus $159,994 in accrued interest) with the proceeds from the sales of its common stock.  Also during the current quarter, the Company arranged bridge financing of $3,800,000 from two shareholders and repaid the full amount plus interest on February 16, 2011.

The remaining notes bear interest at 8% annually with all interest and principal due at maturity.As additional consideration for the purchasers of notes, the Company issued 2,500,000 shares of its common stock during the quarter.  An additional 1,000,000 shares were issued subsequent to the end of the quarter and are shown as common stock subscribed as of February 28, 2011.

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

The weighted average interest rates on shareholder loans payable at February 28, 2011 and August 31, 2010 were 8.0% and 8.5%, respectively.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
February 28, 2011
(Unaudited)

8.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Our commitments under existing agreements for the next three fiscal years are estimated as follows as of February 28, 2011:

Contractual Obligations (Amounts in Thousands)	Payments due by period
	Total	FY 2011	FY 2012	FY 2013
Debt obligations	$1,944	$432	$1,512	$-
Commitments under employment agreements	1,111	522	339	250
Commitments under consulting contracts	200	120	80	-
Commitments under participation and farmout agreements:
CPO - 4	10,397	7,373	2,586	438
Z-46	5,992	3,928	1,032	1,032
Block XXIV	-	-	-	-
Peru TEA	-	-	-	-
Subtotal	16,389	11,301	3,618	1,470
Total	$19,644	$12,375	$5,549	$1,720

Oil and Gas Investment Commitments

Colombia CPO-4

On July 30, 2010, the Company entered into a farmout agreement with SK Energy pursuant to which the Company acquired, through its wholly owned subsidiary, Gulf United Energy de Colombia Ltd., the right to earn an undivided twelve and one-half percent (12.5%) participation interest in the CPO-4 block located in the Llanos Basin of Colombia.  The assignment of the interest in CPO-4 is conditioned upon the approval by the National Hydrocarbon Agency of Colombia (“ANH”) and the Republic of Korea by July 31, 2011.  SK Energy serves as operator on CPO-4.The Company will also be responsible for 25% of all future seismic acquisition costs and its pro-rata share of all other future costs with respect to CPO-4.The commitments for Block CPO-4 reflect our plan to drill four wells during calendar year 2011.  The current obligation on Block CPO-4 is $9.521 million which includes four wells at approximately $1.5 million each, payments of $2.25 million for 3-D seismic expense and $1.7 million for seismic acquisition costs incurred subsequent to July 31, 2010 owed to Houston American Energy Corp., and joint operating costs of $440,000.  The budgeted drilling program of four wells assumes success on the initial two wells.  Any drilling success may have associated revenues to offset additional costs.

Peru Z-46

On July 13, 2010, the Company entered into a farmout agreementwith SK Energy pursuant to which the Company acquired, through its wholly owned subsidiary, Gulf United Energy Cuenca Trujillo Ltd., the right to earn an undivided forty percent (40%) participation interest in Block Z-46,an approximately 2.8 million acre offshore block in Peru.  SK Energy, through its subsidiary SK Energy Sucursal Peruana, serves as operator on Block Z-46.

Pursuant to the agreement, the Company will pay to SK Energy approximately $2,914,917 for past costs and expenses incurred through May 31, 2010.  The payment for past costs is due within thirty (30) days after receipt of the approval from Perupetro S.A.  The Company will also pay SK Energy its proportionate share of on-going costs and thirty-five percent (35%) of seismic acquisition costs, approximately $500,000 for seismic processing, and joint operating costs of $860,000.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
February 28, 2011
(Unaudited)

If the results of the 2-D seismic are positive, the Company will consider a 3-D seismic acquisition and drilling a well, increasing the future obligations on the block.

Peru Block XXIV and TEA

On July 31, 2010, the Company, entered into an amendment to the participation agreement, dated March 12, 2010, covering blocks XXIV Peru and the Peru TEA. Under the terms of the amendment , the Company paid$500,000 for the purchase of an undivided 5% working interest in Block XXIV and an undivided 2% working interest in the Peru TEA.  In addition to the $500,000 payment, the Company issued one million shares of the Company’s common stock to Upland.  The Company is responsible for its proportionate share of future costs incurred with respect to Block XXIV and TEA.

Agreement with our former Chief Executive Officer

On March 1, 2010, the Company entered into a two-year agreement with Don Wilson for services to be rendered subsequent to March 1, 2010.  Under the agreement, the Company is obligated to pay Mr. Wilson $180,000 before the end of calendar year 2011as compensation when he was Chief Executive Officer and sole director of the Company and as consulting expense once he resigned as Chief Executive Officer and sole director in September 2010.  A pro-rata portion of this obligation has been recorded through February 28, 2011.

Software license agreement

In March, 2010, the Company began paying a twelve-month software license agreement with Seismic Micro-Technology for seismic analysis software.  The license agreement was entered into on February 23, 2010, is payable in twelve monthly installments of $5,213 beginning March 25, 2010 for a total cost of $62,563. As of February 28, 2011, this obligation has been paid in full.  Management has decidedto pay the software maintenance fee for an annual cost of$8,885 in order to receive software maintenance and upgrades.

Entry into consulting agreements

On December 7, 2010, the Company entered into one-year consulting agreements with John Eddie Williams, Jr. and Reese Minerals, Ltd., a Texas limited partnership.  Pursuant to the agreements, consultants provided certain high-level business development and strategic services to the Company.Each of the Consultants received 20,000,000 shares of the Company’scommon stock valued at $4 million based on the then active selling price of the Company’s restricted common shares.  The value of these shares wasexpensed in the current quarter based on work performed related to potential and actual business relationships essential to the company’s business, funding structure and sources, and potential property acquisitions.

On February 10, 2011, the Company entered into a one-year consulting agreement with Charles Newman under which Mr. Newman will provide director and administrative services for each of the Company’s subsidiaries registered in the British Virgin Islands or which may be registered in the future.  Pursuant to the agreement, Mr. Newman will be paid $1,500 per month.  In addition, Mr. Newman was issued 125,000 shares of  common stock  valued at $37,500 based on the then active selling price of the Company’s restricted common sharesas additional compensation for work performed related to management of the Company’s subsidiaries.  Upon mutual consent, the agreement may be extended for successive one-year periods.

Entry into employment agreements

As the Company reported in its Form 8-K filed December 20, 2010, the Company’s board of directors appointed three new executive officers and entered into one-year employment agreements with Jim D. Ford, Ernest B, Miller IV and James C. Fluker III under which these individuals will serve as executive vice president – business development and operations, executive vice president – corporate development and administration and vice president – exploration, respectively.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
February 28, 2011
(Unaudited)

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

9.  RELATED PARTY TRANSACTIONS

Interest expense of $20,696 was incurred during the quarter ended February 28, 2011 on the note payable to Mr. James Askew.  A total of $66,519 was paid during fiscal 2010 and the remaining note principal balance of $889,685 was paid February 16, 2011.

As of February 28, 2011, officer’s salary of $120,000 had been paid and $50,323 was payable to John B.Connally III; $17,500 had been paid and $43,750 was payable to Jim D. Ford, an owner of Rodeo Resources, LP, and $45,000 had been paid and $16,250 was payable to Ernest B. Miller IV.  All of the payable amounts were paid in March, 2011.

During the six months ended February 28, 2011 the Company incurred $36,565 for administrative services from Rodeo Resources, LP, a related party; the Company incurred $15,000 in administrative services expense in the fiscal year ended August 31, 2010. The Companyhas incurred $13,801 in costs for travel expenses for Jim Ford during the three months ended February 28, 2011; $5,192 was incurred in the fiscal year ended August 31, 2010.

During the three months ended February 28, 2011, the Company incurred $4,000,000 in expense to eachJohn Eddie Williams, Jr. and Reese Minerals, Ltd., a Texas limited partnership, based on services rendered for the common stock issued under the consulting agreements described in Note 8.  The Company also received and paid off bridge financing in the amount of $1,900,000 each from John Eddie Williams and Reese Minerals, Ltd.

10.  SUBSEQUENT EVENTS

Issuances of common stock

Since February 28, 2011 and through April14, 2011, the Company has issued an aggregate of 3,250,000 shares (of which 1,000,000 shares were shown as common stock subscribed as of November  30, 2010) of common stock as follows: (i) 125,000 shares at $0.20 per sharesold for cash which had not been issued as of February 28, 2011;(ii) 2,000,0000 shares valued at $400,000 to John Seitz for directors services to be rendered and 125,000 shares valued at $25,000 to Charles Newman related to the consulting agreement described in Note 8; and (iii)1,000,000 shares to subscribers as additional consideration for the purchase of a principal amount of $100,000 in unsecured promissory notes as described in Note 7.

Subsequent events through April 14, 2011 have been considered in this report.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
February 28, 2011
(Unaudited)

11. SUPPLEMENTAL DISCLOSURES – CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosure of Non-Cash and Financing Activities:

	Six months ended February 28,		Period Inception February 28,
	2011	2010	2011
Investment advances paid from shareholder loans	$-	$-	$1,263,985
Capital stock issued for investment in joint venture projects	$-	$-	$687,225
Capital stock issued or subscribed for expenses	$8,511,800	$-	$8,704,200
Capital stock issued for prepaid expenses	$-	$-	$20,000
Capital stock issued for oil and gas properties	$90,000	$-	$3,646,000
Capital stock issued or subscribed in connection with short-termnotes	$623,232	$-	$1,809,023
Interest forgiven on shareholder loan payable	$-	$-	$631,444
Capital stock issued in conversion of shareholder loan	$-	$-	$400,000
Capital expenditures acquired with accounts payable	$-	$-	$31,282

Settlement of loan payable by assignment of investment:
Loan payable	$-	$-	$(200,000)
Investment	$-	$-	$200,000
Warrants issued for non-employee compensation	$464,831	$-	$464,831
S Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$328,970	$-	$363,604
Income taxes	$-	$-	$-

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared on the accrual basis of accounting, whereby revenues are recognized when earned, and expenses are recognized when incurred. These consolidatedfinancial statements as of February 28, 2011, and for the three and six months ended February 28, 2011 and 2010, are unaudited.  In the opinion of management, such financial statements include the adjustments and accruals necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements as of February 28, 2011 and for the three and six months ended February 28, 2011 and 2010.

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

We plan to build a successful oil and gas exploration and production company focused on acquiring working interests, royalty interests, partnership or limited liability company interests, lease options, leasehold positions, or other mineral rights in select countries in South America.  We have initially concentrated our efforts in Colombia and Peru, where we believe we have found good E&P opportunities with straight-forward oil and gas contracting terms and conditions.  We may turn to opportunities in other countries if we deem the relevant considerations merit our investment. We plan to focus on early-stage exploration for hydrocarbons through a variety of transactions aimed at building a resources base.

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

Private Placement of debt and sale of stock

On December 7, 2010, the Company received $3,800,000 in bridge financing from two shareholders through the issuance of 14% debentures due upon the earlier of March 11, 2011 or when the Company closed on new financing. In conjunction with the debt placement, the Company sold 1,000,000 common shares at $0.20 per share.  The debentures were paid in full as of February 15, 2011.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

Operational Update

Colombia CPO-4

We and our operating partner have evaluated the seismic information which validated the existence of viable leads on our CPO-4 block. The data are being further analyzed and mapped.  We plan to initiate drilling during fiscal 2011 with the goal of production by the fourth calendar quarter of 2011.  During 2011, the Company plans to drill at least two wells on the block.  We will fund approximately $3.7 million for past costs including seismic acquisition, approximately $350,000 for joint operating costs and approximately $3.3 million for drilling two exploratory wells (beginning in about April, 2011) and beginning phase 2 drilling (in about August, 2011).  Approximately $3.9 million in past costs was paid in December 2010.  We are currently reprocessing and analyzing seismic data and certain long lead-time items have been ordered.  In addition, environmental permitting is in process related to three drilling sites.

Peru Z-46

During the current  fiscal year, we intend to acquire an additional approximately 2,900 square km of 2D seismic data on Block Z-46 to further delineate prospects in anticipation of a focused 3D acquisition in the future.We and our operating partner have evaluated seismic data as well as information from surrounding drilling activity and management has concluded that valuable prospects exist for oil reserves. Based on this conclusion, 2D seismic acquisition began on December 31, 2010.We expect to pay approximately $2.9 million for funding past costs which is due upon government approval of the assignment of interest (estimated to be in April or May of 2011) and approximately $1.0 million for joint operating costs through the end of the fiscal year.

Peru Block XXIV

During the fiscal year ended August 31, 2010, we paid an aggregate of $2,763,391 to Upland under the existing farmout and participation agreements.  In September 2011, we paid an additional $500,000 to Upland relating to Block XXIV and the Peru TEApursuant to the July 2010 amendment.  During fiscal 2010, two dry holes were drilled on the Block XXIV property and currently there is no drilling activity. There are no current plans to drill additional wells or to rework existing wells in the short-term, but drilling is planned in the future on this property.  The current work program for Block XXIV is comprised of the acquisition and evaluation of new seismic data.

Peru Technical Evaluation Area (“TEA”)

The Peru TEA consists of four contiguous blocks totaling approximately 40,000,000 gross acres onshore on the western flank of the AndesMountains.  As is typical of Technical Evaluation Areas, this project represents a greenfield opportunity to identify prospects from an area that has had virtually no geological study (aeromagnetic, seismic, or otherwise) beyond field notes and descriptions.We intend to acquire and evaluate an aeromagnetic survey in the future, which may or may not be during fiscal year 2011, the results of which may result in further geological evaluation through a 2D seismic survey.

Results of Operations for Three Months and Six Months Ended February 28, 2011

We have not earned any revenues during the period from inception through February 28, 2011. We have not attained profitable operations and are, therefore, dependent upon obtaining additional debt or equity financing. If we are unable to obtain additional financing, there is substantial doubt that we will be able to continue as a going concern.

Sale of pipeline and LNG re-gasification facility joint venture investments

As reported in the Company’s Form 8K filed November 5, 2010, the Company closed on an agreement with its former joint venture partner, Cia. Mexicana de Gas Natural, S.A. de C.V., to sell all of the Company’s shares in Fermaca LNG de Cancun, S.A. de C.V. and Fermaca Gas de Cancun, S.A. de C.V. for a total amount of $1,000,000.  $350,000 has been paid to date.  The next threeinstallments of $150,000 are due on May 1, 2011, August 1, 2011 and November 1, 2011 with the final payment of $200,000 due February 1, 2012.  No interest accrues on the installments.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

Liquidity and Capital Resources

At February 28, 2011, the Company has current assets of $11,889,674, current liabilities of $1,796,361 resulting in a working capital surplus of $10,093,313.  During the current quarter, the Company received net proceeds of $25,799,619 from sales of common stock.  In addition, the Company funded $8,511,800 in expenses through the issuance of the Company’s restricted, common shares or common stock subscribed. During fiscal 2011, we will need to fund approximately $11 million under existing farmout and participation agreements.  Additionally, we will need to pay approximately $432,000 through the end of the fiscal year under existing credit facilities, and will require an additional $1.7 million to fund obligations under employment and consulting agreements and for other working capital purposes.  The Company has no other sources of financing and will continue to rely on best efforts equity, equity equivalent, or debt financings and borrowings from shareholders. There are no additional commitments from or assurances that we will be able to obtain additional capital on terms favorable to the Company or at all.  Our auditors have issued a going concern opinion for our financial statements due to their substantial doubt about our ability to continue as a going concern.

Results of Operations

Three and Six Months ended February 28, 2011, compared to periods ended February 28, 2010

($ in Thousands)	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Revenue	$-	$-	$-	$-

Office and other	9	4	12	5
Depreciation expense	5	-	10	1
Salaries and related expenses	364	-	621	-
Professional fees	462	153	766	162
Consulting	8,245	-	8,299	-
Travel	3	4	17	4
Shareholder loan and other interest	791	55	1,297	110
Total operating expense	9,879	216	11,022	282
Gain on sale of joint venture investment	120	-	320	-
Interest Income	1	-	1	-

Net loss for the period	$(9,758)	$(216)	$(10,701)	$(282)

Operating Expenses

For the quarter ended February 28, 2011, operating expenses increased $9,662,000 as compared to the same quarter ended in 2010. The increase occurred primarily due to: (i) the 8,245,000 increase in consulting expense, (ii) the $364,000 increase in officers’ salary and related expenses, (iii) the $309,000 increase in professional fees which includes accounting, legal fees, geotechnical services and other and, (iv) the $735,000 increase in interest expense and loan discount amortization.  Similarly, for the six months period, operating expenses increased $10,739,000 primarily due to: (i) the 8,299,000 increase in consulting expense, (ii) the $621,000 increase in officers’ salary and related expenses, (iii) the $604,000 increase in professional fees which includes accounting, legal fees, geotechnical services and other and (iv) the $1,187,000 increase in interest expense and loan discount amortization.

Net Loss

The Company incurred a net loss of $9,757,000 for the three months ended February 28, 2011 which is $9,541,000 higher than the net loss of $216,000 in 2010.  The significantly higher loss is due primarily to the increase in consulting expense, increased salaries and related expenses, a significant increase in professional fees as well asthe increased interest expense associated with greater borrowings and loan discount amortization in the current quarter.  A similarly increased loss is reflected for the six-month periods.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

Net Loss Applicable to Common Shareholders

For the three months ended February 28, 2011, our net loss per share was $0.027 compared to a loss of $0.008 for the three months ended February 28, 2010.  For the six month periods, our net loss per share was $0.032 compared to a loss of $0.011 for the six months ended February 28, 2010.

Cash flows

For the six months ended February 28, 2011, the Company's operating activities used cash of $2,326,589compared to net cash used of $92,508 for the same period in 2010. Investing activities used cash of $9,442,235 for investment in oil and gas properties.  The Company's financing activities provided net cash of $23,609,934in the six months endedFebruary 28, 2011, compared to $208,000 in cash provided in the six months ended February 28, 2010. The cash provided in the current quarter was provided by proceeds from sales of common shares less the amounts used to pay down shareholder short-term loans.  In 2010, the financing was provided primarily by common stock subscription.

For the period from inception-to-date, the Company used cash of $3,138,290 in operating activities, used $12,626,679 in investing activities and $27,625,758 was provided from financing activities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure results from fluctuations in foreign exchange rates.  The Company is exposed to foreign exchange risk based on the Company’s investments in oil and gas properties in Peru and Colombia.  The Company funds the oil and gas projects and reports the investments in US dollars, but a significant portion of the expenses funded may be denominated in local currency and converted to US dollars. To the extent that we are required to reimburse expenses originally denominated in foreign currencies, our total costs could increase (or decrease). We don’t expect that this risk will have a material impact on future financial statements.  The Company is not exposed to market risks related to fluctuations in interest rates.  The interest rate on all Company debt instruments is fixed.  We do not currently own marketable securities, use interest rate swaps, futures contracts, options on futures or other types of derivative financial instruments. We do not hold or issue financial instruments for trading purposes.

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

Changes in Internal Control Over Financial Reporting

As reported in our Annual Report on Form 10-K filed with the SEC on December 7, 2010, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of August 31, 2010. We identified a material weakness in our internal control over financial reporting relating to segregation of duties.  However, the Company’s management believes that the material weaknesses described in our Form 10-K were the result of the scale of our operations, and are intrinsic to our small size and are of a nature that companies of our size would normally encounter.  While the Company intends to seek qualified individuals to add to our staff to improve our segregation of duties, there have not been any changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

The Company is now subject to risk factors in addition to (or which differ materially from) those previously disclosed under Item 1 of the Company’s Form 10-K filed with the Securities and Exchange Commission on December 7, 2010:

We have a limited cash and liquidity position and will need to raise approximately $6 million to fund existing contractual obligations and estimated working capital needs in calendar year 2011.

At February 28, 2011, the Company has current assets of $11,889,674, current liabilities of $1,796,361 resulting in a working capital surplus of $10,093,313.  For the fiscal quarter ended February 28, 2011, the Company received net proceeds of $25,799,619 from sales of common stock.  We expect to deploy the remaining proceeds from our financings to fund existing contractual obligations and estimated working capital needs through December 2011, which are as follows:

·
$13.8 million under existing farmout agreements ($4.3 million relating to Block Z-46 and $9.5 million relating to Block CPO-4, which amounts are payable throughout calendar year 2011, but mostly in the 2nd calendar quarter);

·	$1.9 million under existing credit facilities (due in the second half of calendar year 2011);
·	$1.1 million under employment and consulting agreements; and
·	$1.0 million for working capital purposes.

We will need to raise at least $6 million of net proceeds beginning in July 2011 to fund our remaining calendar year 2011 contractual commitments and working capital needs.  Inability to obtain capital on a timely basis may damage our credibility with industry participants if we cannot fund previously closed transactions.

We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.  Future financings may be dilutive to our stockholders, as we will most likely issue additional shares of our common stock or other equity to investors in future financing transactions, the terms of which may include preferences, superior voting rights, and the issuance of warrants or other derivative securities. In addition, debt and possible mezzanine financing may involve a pledge of assets and may be senior to equity holders.

We have historically financed our operations through best efforts private debt and equity financing.  We do not have any credit facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. There is no assurance that we can raise additional debt or equity capital from external sources. The Company has no control over the amount of funds that it may receive in financings and the time frame in which they may be received. Failure to raise additional capital during calendar year 2011 on favorable terms, or at all, will have a material adverse effect on our operations, could result in the loss of our interests in our exploration projects, and will likely cause us to curtail or cease operations.

We will need to raise additional capital in calendar year 2012.  If we are unable to raise additional capital in 2012, we may be unable to meet our capital requirements in the future, causing us to curtail future growth plans or cut back our operations.

In addition to the amounts required in calendar year 2011, we will need to raise at least $17 million in calendar year 2012 in order to satisfy our obligations under existing contractual commitments and for general working capital purposes.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

We may need to raise in excess of that amount to meet various objectives including, but not limited to:

·	complying with funding obligations under new contractual commitments;
·	pursuing growth opportunities, including more rapid expansion;
·	making investments to improve our infrastructure;
·	hiring and retaining qualified management and key employees;
·	responding to competitive pressures;
·	complying with licensing, registration and other requirements;
·	maintaining compliance with applicable laws; and
·	maintaining adequate funds for working capital purposes.

We plan to pursue sources of such capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.  Future financings may be dilutive to our stockholders, as we will most likely issue additional shares of our common stock or other equity to investors in future financing transactions, the terms of which may include preferences, superior voting rights, and the issuance of warrants or other derivative securities. In addition, debt and possible mezzanine financing may involve a pledge of assets and may be senior to equity holders.

We will incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We will also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our results of operations.

We have historically financed our operations through best efforts private debt and equity financing.  We do not have any credit facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. There is no assurance that we can raise additional debt or equity capital from external sources. The Company has no control over the amount of funds that it may receive in financings and the time frame in which they may be received. Failure to raise additional capital, on favorable terms or at all, will have a material adverse effect on our operations, could result in the loss of our interests in our exploration projects, and will likely cause us to curtail or cease operations.

We may not receive approval of the assignments of rights to us in our oil and gas properties in which we have invested and are continuing to invest, and, as a result, we may not be able to legally protect our rights under our agreements with the operators of the applicable properties.

The assignment to the Company of the interest in Block CPO-4 is subject to the approval of both the ANH and the Republic of Korea.  If such approval is not received from ANH and the Republic of Korea by July 31, 2011, the farmout agreement provides that the parties will meet within thirty days after such date to discuss possible amendments to the farmout agreement to avoid the need for the approval.  If the Company and SK Energy are unable to agree upon the amendment, the farmout agreement will be terminated, the Company’s interest in Block CPO-4 will be deemed re-assigned back to SK Energy, and the Company will have the right to have returned any amounts paid under the farmout, without interest.

The assignment to the Company of the interest in Block Z-46 is subject to the approval of PeruPetro S.A.  If such approval is not received from PeruPetro S.A. by November 30, 2011, the farmout agreement provides that the parties will meet within thirty days after such date to discuss possible amendments to the farmout agreement to avoid the need for the approval.  If the Company and SK Energy are unable to agree upon the amendment, the farmout agreement will be terminated, the Company’s interest in Block Z-46 will be deemed re-assigned back to SK, and the Company will have the right to have returned any amounts paid under the farmout, without interest.

The assignment to the Company of the interests in Block XXIV and the Peru TEA are also subject to the approval of PeruPetro S.A. and certain governmental agencies of the Republic of Peru.  Until such time as the approvals are received, Upland is holding the Block XXIV and Peru TEA interests in escrow.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

We have begun the process of obtaining the necessary approvals described above.  While we believe that we will be successful in obtaining the necessary approvals, if we do not receive such approvals or are not able to work out a favorable alternative arrangement with the parties to our agreements, then we may not be able to legally protect or enforce our rights to the affected oil and gas interests.  As we do not currently have recordable title to any of our oil and gas interests, our business would be materially adversely affected if we are unable to protect or enforce our rights to maintain our rights to our oil and gas interests.  Moreover, while we believe that we would have rights to receive or be refunded all amounts paid under our agreements, there is no assurance that our operating partners would have readily available funds from which to reimburse our advances.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended February 28, 2011, the Company sold 97,013,726 unregistered, restricted common shares for net cash proceeds of $25,799,619.  Expenses related to sales of common stocktotaled $1,941,999.  In addition, the Company issued five-year warrants to purchase up to 1 million shares of common stock to Pritchard Capital with an exercise price of $0.30 per share.  These warrants are valued at $464,831 as of February 28, 2011 using the Black-Scholes valuation model.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

On March 18, 2011, the Company filed with the SEC a registrationstatement on Form S-1 (the "Registration Statement") to register theresale of 96,288,726 shares of Company common stock, which included anaggregate of 1,000,000 shares of common stock issuable upon the exerciseof outstanding five-year common stock purchase warrants exercisable at$0.30 per share.  TheRegistration Statement was declared effective bythe SEC on April 8, 2011.

Item 6. Exhibits

3.1   Amended and Restated Articles of Incorporation and By-Laws of the Company(1)

10.1   Purchase Agreement, dated as of December 7, 2010, by and among the Registrant and John Eddie Williams, Jr. and Reese Minerals, Ltd.(2)

10.2   Debenture, dated December 7, 2010, by and between Registrant and John Eddie Williams, Jr.(2)

10.3   Debenture, dated December 7, 2010, by and between Registrant and Reese Minerals, Ltd.(2)

10.4   Security Agreement,dated as of December 7, 2010, by and among the Registrant and John Eddie Williams, Jr. and Reese Minerals, Ltd.(2)

10.5   Common Stock Purchase Agreement,dated as of December 7, 2010, by and among the Registrant and John Eddie Williams, Jr. and Reese Minerals, Ltd.(2)

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

31.1*   Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*   Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1) Incorporated by reference to Form 10-Q filed July 20, 2010

(2) Incorporated by reference to Form 10-Q filed January 13, 2011

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gulf United Energy, Inc.

/S/ JOHN B. CONNALLY, III
John B. Connally III, President and C.E.O.
(Principal Executive Officer)

DATED:  April 14, 2011

/S/ DAVID POMERANTZ
David Pomerantz, CFO
Principal Financial Officer and
Principal Accounting Officer

DATED:  April 14, 2011