Form 10-Q
period 2011-05-31
Gulf United Energy, Inc.
filed 2011-07-15
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

 As of July 15, 2010, there were approximately 454,667,726 shares of $0.001 par value common stock issued and outstanding.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

TABLE OF CONTENTS

Part I. Financial Information		Page

Item 1	Financial Statements

	Consolidated Balance Sheets - May 31, 2011 (unaudited) and August 31, 2010	5

	Consolidated Statements of Operations (unaudited) - For the Three Months and Nine Months Ended May 31, 2011 and 2010 and the Period From Inception (September 19, 2003) to May 31, 2011	6

	Consolidated Statements of Cash Flows (unaudited) - For the Nine Months Ended May 31, 2011 and 2010 and the Period from Inception (September 19, 2003) through May 31, 2011	7

	Consolidated Statements of Changes in Shareholders' Equity (Deficit) (unaudited) for the Period from Inception (September 19, 2003) to May 31, 2011	8

	Notes to the Consolidated Financial Statements (Unaudited)	10

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4	Controls and Procedures	28

	Part II. Other Information

Item 1	Legal Proceedings	30

Item 1A	Risk Factors	30

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3	Defaults Upon Senior Securities	32

Item 4	(Removed and Reserved)	32

Item 5	Other Information	32

Item 6	Exhibits	34

	Signatures	35

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

THIRD QUARTER
FINANCIAL STATEMENTS

May 31, 2011
(Unaudited)

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

ConsolidatedBalance Sheets
	May 31,	August 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$9,830,873	$19,679
Deposit	4,668	-
Payroll taxes receivable	-	39,153
Pre-paid expenses	306,664	20,000
Total Current Assets	10,142,205	78,832

Fixed Assets:
Computer Equipment	9,928	3,300
Software License	62,563	62,563
Less: Accumulated Depreciation	(29,736)	(13,727)
Net Fixed Assets	42,755	52,136

Other Assets
Investment in oil and gas properties (Note 3)	18,235,871	7,574,581
Total Other Assets	18,235,871	7,574,581

Total Assets	$28,420,831	$7,705,549

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,044,493	$387,692
Accounts payable to operators of working interests	-	1,150,000
Loans payable related parties (Note 6)	26,574	26,574
Shareholder loans payable and accrued interest (Net of note discount -
$286,114 at May 31, 2011 and $856,433 at August 31, 2010) (Note 7)	1,613,171	3,223,516
Total Current Liabilities	2,684,238	4,787,782

Total Liabilities	2,684,238	4,787,782
STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 shares authorized, none issued or outstanding
Common Stock
Authorized:
700,000,000 shares with a par value of $0.001
Issued and Outstanding:
454,667,726 as of May 31, 2011 and	454,668	293,700
293,700,000 as of August 31, 2010
Additional paid-in capital	42,454,093	6,992,910
Accumulated other comprehensive income	346	-
Deficit Accumulated During The Development Stage	(17,172,514)	(4,368,843)
Total Stockholders' Equity	25,736,593	2,917,767
Total Liabilities and Stockholders' Equity	$28,420,831	$7,705,549

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

ConsolidatedStatements of Operations
(Unaudited)

					Period From
					Inception
	Three Months Ended				(September 19, 2003)
	May 31,		May 31,		through
	2011	2010	2011	2010	May 31, 2011
Revenue	$-	$-	$-	$-	$-
Expenses:
Office and sundry	2,343	440	4,910	515	21,413
Business license and fees	1,000	(1,910)	2,991	3,160	5,333
Depreciation expense	5,582	5,489	16,009	6,039	29,736
Insurance	19,158	-	25,220		25,220
Salary	1,148,276	-	1,737,800	-	1,895,800
Payroll tax expense	25,483	-	56,407	-	65,319
Professional fees	317,030	143,442	1,082,714	305,544	1,959,491
Consulting	355,000	115,000	8,654,000	115,000	8,664,455
Referral fees	-	18,000	-	18,000	45,000
Rent and lease expense	(4,668)	-	(4,668)	-	125,028
Public relations	-	-	925	-	2,190
Subsidiary formation cost	-	9,600	-	9,600	9,600
Travel	35,388	2,154	52,135	5,677	81,191
Utilities	1,791	506	2,311	1,314	20,534
Shareholder loans and other loan interest	234,519	118,960	1,531,542	228,499	2,617,445
Total expenses	2,140,902	411,681	13,162,296	693,348	15,567,755
Operating Loss	(2,140,902)	(411,681)	(13,162,296)	(693,348)	(15,567,755)

Other (Income) and Expense
Gain on settlement of debt	-	-	-	-	(3,333)
Interest income	7,811	-	8,625	-	8,625
Loss from continuing operations	(2,133,091)	(411,681)	(13,153,671)	(693,348)	(15,555,797)

Income (Loss) from discontinued operations	30,000	(940,240)	350,000	(940,240)	(1,616,717)
Net Loss	$(2,103,091)	$(1,351,921)	$(12,803,671)	$(1,633,588)	$(17,172,514)

Basic And Diluted Loss per share
from continuing operations	$(0.005)	$(0.003)	$(0.035)	$(0.011)	$(0.218)

Basic And Diluted Loss per share
from discontinued operations	$0.000	$(0.006)	$0.001	$(0.014)	$(0.023)

Basic And Diluted Net Loss per share	$(0.005)	$(0.009)	$(0.034)	$(0.025)	$(0.241)

Weighted Average Shares Outstanding	454,389,948	145,863,333	374,967,587	65,758,974	71,232,267

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

ConsolidatedStatements of Cash Flows
(Unaudited)

			Period From
			Inception
	Nine Months Ended		(September 19, 2003)
	May 31,	May 31,	Through
	2011	2010	May 31, 2011
Cash Flows From Operating Activities
Net loss for the period	$(12,803,671)	$(1,633,588)	$(17,172,514)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation expense	16,009	6,039	29,736
Increase in deposit	(4,668)	-	(4,668)
Expenses paid by issuance of common stock or common stock
subscribed	9,086,800	145,600	9,279,400
Accrued interest added to shareholder loans	9,021	156,821	730,729
Loan discount amortization	1,193,551	71,194	1,522,909
Non-cash portion of interest expense	-	-	3,333
Gain on settlement of debt	-	-	(3,333)
Forien currency translation gain	346	-	346
Impairment of investment in joint venture projects	-	940,240	1,951,210
Change in operating assets and liabilities
Payroll taxes receivable	39,153	-	-
Pre-paid expenses	(286,664)	-	(286,664)
Accounts payable and accrued liabilities	(493,199)	7,620	(105,507)
Net Cash Used By Operating Activities	(3,243,322)	(306,074)	(4,055,023)
Cash Flows From Investing Activities
Capital Expenditures	(6,628)	(15,641)	(72,491)
Investment in oil and gas properties	(10,571,290)	(2,274,582)	(13,439,871)
Advances to and investment in joint venture projects	-	-	(250,000)
Net cash used by investing activities	(10,577,918)	(2,290,223)	(13,762,362)

Cash Flows From Financing Activities
Proceeds from sale of common stock	25,822,119	587,500	26,435,669
Increase in loans payable to related parties	-	-	226,574
Proceeds from bridge financing	3,800,000	-	3,800,000
Principal payment on bridge financing	(3,800,000)	-	(3,800,000)
Principal payment on shareholder loan	(1,089,685)	(150,000)	(1,239,685)
(Principal payments on) Proceeds from shareholder loans payable	(1,100,000)	2,250,500	2,225,700
Net cash provided by financing activities	23,632,434	2,688,000	27,648,258
Increase In Cash During The Period	9,811,194	91,703	9,830,873
Cash, Beginning Of Period	19,679	516	-

Cash, End Of Period	$9,830,873	$92,219	$9,830,873

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

ConsolidatedStatements ofChanges inStockholders’ Equity (Deficit)
Period fromInception (September 19, 2003) to May 31, 2011
(Unaudited)

						DEFICIT
					ACCUMULATED	ACCUMULATED
	COMMON SHARES		ADDITIONAL	COMMON	OTHER	DURING THE
		PAR	PAID-IN	SHARES	COMPREHENSIVE	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	SUBSCRIBED	INCOME	STAGE	TOTAL
Balance, September 19,
2003 (date of inception)	-	$-	$-	$-	$-	$-	$-
Capital stock issued for cash:
October 2003 at $0.001	2,500,000	2,500	-	-	-	-	2,500
November 2003 at $0.005	160,000	160	640	-	-	-	800
December 2003 at $0.005	1,400,000	1,400	5,600	-	-	-	7,000
June 2004 at $0.01	1,000,000	1,000	9,000	-	-	-	10,000
July 2004 at $0.25	23,000	23	5,727	-	-	-	5,750
Net loss for the period	-	-	-	-	-	(15,880)	(15,880)
Balance, August 31, 2004	5,083,000	5,083	20,967	-	-	(15,880)	10,170
Net loss for the year	-	-	-	-	-	(16,578)	(16,578)
Balance, August 31, 2005	5,083,000	5,083	20,967	-	-	(32,458)	(6,408)
November 10, 2005 Stock
Split Adjustment	20,332,000	20,332	(20,332)	-	-	-	-
Net loss for the year	-	-	-	-	-	(31,577)	(31,577)
Balance, August 31, 2006	25,415,000	25,415	635			(64,035)	(37,985)
Capital stock issued for investment:
January 2007 at $0.735 per share	185,000	185	135,790	-	-	-	135,975
July 2007 at $0.735 per share	750,000	750	550,500	-	-	-	551,250
Net loss for the year	-	-	-	-	-	(257,804)	(257,804)
Balance, August 31, 2007	26,350,000	26,350	686,925			(321,839)	391,436
Net loss for the year	-	-	-	-	-	(378,039)	(378,039)
Balance, August 31, 2008	26,350,000	26,350	686,925			(699,878)	13,397
Net loss for the year	-	-	-	-	-	(1,353,766)	(1,353,766)
Balance, August 31, 2009	26,350,000	26,350	686,925	-	-	(2,053,644)	(1,340,369)

Capital stock issued for settlement
of name issue:
January 2010 at $0.01 per share	50,000	50	450	-	-	-	500
Capital stock issued to buy
subsidiary:
March 2010 at $0.032 per share	300,000	300	9,300	-	-	-	9,600
Capital stock issued for cash:
March 2010 at $0.01 per share	59,750,000	59,750	527,750	-	-	-	587,500
Capital stock issued for services:
March 2010 at $0.01 per share	20,750,000	20,750	186,750	-	-	-	207,500
April 2010 at $0.01 per share	1,500,000	1,500	13,500	-	-	-	15,000
Capital stock issued for oil and
gas properties:
March 2010 at $0.01 per share	40,000,000	40,000	384,000	200,000	-	-	624,000
Capital stock issued for loan
conversion:
March 2010 at $0.01 per share	20,000,000	20,000	180,000	200,000	-	-	400,000
Shareholder loan interest forgiven	-	-	631,444	-	-	-	631,444
Capital stock issued with short-
term debt:
April 2010 at $0.065 per share	17,500,000	17,500	671,894	-	-	-	689,394
May 2010 at $0.065 per share	5,000,000	5,000	191,970	-	-	-	196,970
June 2010 at $0.087 per share	2,500,000	2,500	113,810	-	-	-	116,310
July 2010 at $0.075 per share	3,000,000	3,000	125,571	-	-	-	128,571
July 2010 at $0.120 per share	500,000	500	26,773	-	-	-	27,273
August 2010 at $0.120 per share	500,000	500	26,773	-	-	-	27,273

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

ConsolidatedStatements ofChanges inStockholders’ Equity (Deficit)
Period fromInception (September 19, 2003) to May 31, 2011
(Unaudited)

						DEFICIT
					ACCUMULATED	ACCUMULATED
	COMMON SHARES		ADDITIONAL	COMMON	OTHER	DURING THE
		PAR	PAID-IN	SHARES	COMPREHENSIVE	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	SUBSCRIBED	INCOME	STAGE	TOTAL
Capital stock issued for oil and
gas properties:
June 2010 at $0.01 per share	20,000,000	20,000	180,000	(200,000)	-	-	-
July 2010 at $0.052 per share	56,000,000	56,000	2,856,000	-	-	-	2,912,000
Capital stock issued for loan
conversion:
June 2010 at $0.01 per share	20,000,000	20,000	180,000	(200,000)	-	-	-
Net loss for the period	-	-	-	-	-	(2,315,199)	(2,315,199)
Balance, August 31, 2010	96,000,000	96,000	3,216,000	-	-	(2,315,199)	596,801

Capital stock issued for services:
September 2010 at $0.06 per share	2,500,000	2,500	147,500	-	-	-	150,000
October 2010 at $0.057 per share	1,200,000	1,200	67,200	-	-	-	68,400
December 2010 at $0.20 per share	40,000,000	40,000	7,960,000	-	-	-	8,000,000
January 2011 at $0.063 per share	2,700,000	2,700	167,400	(170,100)	-	-	-
February 2011 at $0.15 per share	304,000	304	60,496	-	-	-	60,800
March 2011 at $0.30 per share	125,000	125	37,375	(37,500)	-	-	-
March 2011 at $0.30 per share	2,000,000	2,000	598,000			-	600,000
Capital stock issued for cash:
December 2010 at $0.20 per share	3,875,000	3,875	755,025	-	-	-	758,900
January 2011 at $0.20 per share	9,750,000	9,750	1,885,642	25,000	-	-	1,895,392
February 2011 at $0.30 per share	83,388,726	83,389	23,059,438	-	-	-	23,142,827
March 2011 at $0.20 per share	125,000	125	24,875	(25,000)	-		-
Capital stock subscribed for services:
September 2010 at $0.063 per share	-	-	-	170,100	-	-	170,100
February 2011 at $0.30 per share	-	-	-	37,500	-	-	37,500
Capital stock issued with short-
term debt:
September 2010 at $0.043 per share	6,500,000	6,500	272,073	-	-	-	278,573
October 2010 at $0.047 per share	1,000,000	1,000	45,524	-	-	-	46,524
October 2010 at $0.043 per share	1,500,000	1,500	62,787	-	-	-	64,287
November 2010 at $0.047 per share	1,500,000	1,500	68,286	-	-	-	69,786
Januuary 2011 at $0.047 per share	1,500,000	1,500	68,286	(69,786)	-	-	-
February 2011 at $0.047 per share	1,000,000	1,000	45,524	(46,524)	-	-	-
March 2011 at $0.047 per share	1,000,000	1,000	46,752	(47,752)	-	-	-
Capital stock subscribed with
short-term debt:
November 2010 at $0.047 per share	-	-	-	139,572	-	-	139,572
November 2010 at $0.049 per share	-	-	-	24,490	-	-	24,490
Capital stock issued for oil and
gas properties:
November 2010 at $0.09 per share	1,000,000	1,000	89,000	-	-	-	90,000
Comprehensive loss:
Net loss	-	-	-	-	-	(12,803,671)	(12,803,671)
Other comprehensive income -
Currency translation adjustment	-	-	-	-	346	-	346
Total comprehensive loss	-	-	-	-	-	-	(12,803,325)
Balance, May 31, 2011	454,667,726	$454,668	$42,454,093	$-	$346	$(17,172,514)	$25,736,593

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
May 31, 2011
(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Gulf United Energy, Inc. (“Gulf United” or the “Company”) is an early-stage oil and gas exploration and production company with operations in South America.   The Company currently has limited operations and is a development stage company as defined by the Financial Accounting Standards Board (FASB) Accounting Standards for Development Stage Entities.   Gulf United’s current asset portfolio includes participation in two hydrocarbon exploration blocks operated by SK Energy Co. Ltd. (“SK Energy”).   SK Energy is a subsidiary of SK Energy Group, one of South Korea’s top five industrial conglomerates.  SK Energy is Korea’s largest petroleum refiner and is currently active in 34 blocks in 19 countries.

In Colombia, we acquired, subject to regulatory approval, a 12.5% working interest in the 345,592 acre CPO-4 block inthe Llanos Basin. Block CPO-4 is near existing production and immediately adjacent to and on trend with the Guatiquia blockoperated by Petrominerales Ltd. (TSX:PMG). Block CPO-4 is the near-term focus of the Company and SK Energy, with drilling commencing in July, 2011.  We spudded one well on Block CPO-4 on July 12, 2011

In Peru, we acquired, subject to regulatory approval, a 40% working interest in the 2,803,411 acre Z-46 offshore blockin the Trujillo Basin. Recently re-processed 2-D seismic data suggests a submarine fan deposition on the block and multiple leads havebeen identified. Two wells previously drilled on the block by Repsol reported oil, indicating an active hydrocarbon system. TheCompany and SK Energy began the acquisition of additional infill 2-D seismic data in December 2010; additional acquisition and analysis of data is ongoing.

Also in Peru, we acquired, subject to regulatory approval, a 5% participating interest in Block XXIV, an approximately276,137 gross acre concession, and a 2% participating interest in the Peru Technical Evaluation Area (the “Peru TEA”). The PeruTEA consists of four contiguous blocks totaling approximately 40 million gross acres onshore on the western flank of the AndesMountains. Block XXIV and Peru TEA are both operated by Upland Oil & Gas, LLC (“Upland”). Two exploratory wells have beendrilled on Block XXIV and both wells are considered dry holes. There are no current plans to drill additional wells or to reworkexisting wells in the short term on Block XXIV, although future drilling has been planned on this concession by Upland. Similarly,there are no current plans to develop the Peru TEA.

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
May 31, 2011
(Unaudited)

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

The results of operations presented for the three months or nine months ended May 31, 2011 are not necessarily indicative of the results to be expected for the year.  Interim financial data presented herein are unaudited.

These financial statements have been prepared on a going-concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $17,172,514 and further losses are anticipated in the development of our business raising substantial doubt about the Company’s ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.During the quarter ended May 31, 2011, the Company issued 2,125,000 shares of common stock to consultants for services rendered or to be rendered and for the nine months ended May 31, 2011, the Company has sold 97,138,726 shares of common stock for net cash proceeds of $25,797,119. As additional consideration, the company issued five-year warrants to purchase up to 1,000,000 shares of common stock at a $0.30 exercise price per share.As additional consideration for $100,000 in previously issued short-term notes, the Company issued 1,000,000 shares of common stock.  While the Company has sufficient cash available for immediate obligations, we will need to raise additional funds, beginning as early as September, 2011, to meet our contractual obligations and there is no assurance that the Company will be successful in its efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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
May 31, 2011
(Unaudited)

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

Cash

Cash includes cash in a demand deposit account and a money market account with a Houston bank.  In addition, the Company has established a cash account in Bogota, Colombia as required by local regulations.  This account is maintained in Colombian pesos.

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

Software License and Fixed Assets

The value of the software license and computer equipment is stated at cost. Depreciation is computed using the straight-line method over the thirty six-month estimated useful life of the software and equipment. Any costs associated with maintenance and upgrades will be charged to expense as incurred. When an asset is retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period; significant renewals and betterments are capitalized.

Impairment of Long-lived Assets

The Company evaluates impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered.  These events include market declines, decisions to sell an asset and adverse changes in the legal or business environment.  If events or circumstances indicate that a long-lived asset’s carrying value may not be recoverable, the Company estimates the future undiscounted cash flows from the asset for which the lowest level of separate cash flows may be determined, to determine if the asset is impaired.  If the total undiscounted future cash flows are less than the carrying amount for the asset, the Company estimates the fair value of the asset through reference to sales data for similar assets, or by using a discounted cash flow approach.  The asset’s carrying value is then adjusted downward to the estimated fair value.  These cash flow estimates and assumptions could change significantly either positively or negatively.  At May 31, 2011, management did not believe that any impairment exists with respect to its long-lived assets.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
May 31, 2011
(Unaudited)

Inflation

The Company's results of operations have not been significantly affected by inflation and management does not expect inflation to have a significant effect on its operations in the foreseeable future.

Oil and gas properties
The Company follows the full cost method of accounting for its oil and gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reservesare capitalized. Such costs include costs of acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Sales or other dispositions of oil and gas properties will be accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of capitalized costs to proven reserves would significantly change, or to the extent that the sales proceeds exceed our capitalized costs. As of May 31, 2011, the Company had oil and gas propertyinvestments in the amount of $18,235,871 that are excluded from depletion because reserves have not been proven to be associated with those properties. If proved reserves, if any, are found and when its quantity can be estimated, costs in excess of the present value of estimated future net revenues will be charged toimpairment expense. The Company will apply the full cost ceiling test on a quarterly basis on the date of the latest consolidated balance sheet presented.  It is not known at this time if any recoverable reserves of oil and gas exist.  As of the date of this report and based upon all the known facts and circumstances, management does not believe that any impairment exists with respect to oil and gas properties.

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

The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost related to oil and gas property accounts.  At May 31, 2011, the Company has no asset retirement obligations.

Basic Loss per Share

The Company is required to provide basic and diluted earnings (loss) per common share information.  The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. During the period ended May 31, 2011, the Company issued five-year warrants to purchase up to 1 million shares of common stock at an exercise price of $0.30 per share as described in Note 4.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
May 31, 2011
(Unaudited)

Potential dilutive securities (stock warrants) have been considered, but the potential dilutive effect of these securities is not believed to be material and would be anti-dilutive.  The Company reported net losses in the three and nine month periods ended May 31, 2011 of $2,103,091and $12,803,671; accordingly, the effects of any additional shares would be anti-dilutive. The weighted average number of common and common equivalent shares outstanding was 454,389,948 and 145,863,333 for the quarters ended May 31, 2011 and 2010, respectively and 374,967,587 and 65,758,974 for the nine month periods ended May 31, 2011 and 2010, respectively.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Gulf United Energy, Inc. and its wholly-owned subsidiaries, Gulf United Energy del Peru, Ltd., Gulf United Energy Cuenca Trujillo, Ltd. and Gulf United Energy de Colombia, Ltd. as of May 31, 2011 and August 31, 2010. All significant inter-company transactions and balances have been eliminated in the consolidation.

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
May 31, 2011
(Unaudited)

As reported in the Company’s Form 8K filed on November 5, 2010, the Company closed on an agreement with its former joint venture partner, Cia. Mexicana de Gas Natural, S.A. de C.V., to sell all of the Company’s shares in Fermaca LNG de Cancun, S.A. de C.V. and Fermaca Gas de Cancun, S.A. de C.V. for a total amount of $1,000,000 of which$50,000 was paid upon entry into thesale agreement, $150,000 of which was paid at the close of the transaction, $120,000 of the next $150,000 was paid as of February 28, 2011 with the remaining $30,000 paid in March, 2011.   The next installment of $150,000 wasdue on May 1, 2011 and as of July 15, 2011, it has not been paid, but it is expected to be paid by the end of July. The next two $150,000 installments are due August 1, 2011 and November 1, 2011 with the final payment of $200,000 due February 1, 2012.  No interest accrues on the installments. Management expects that all installments will be paid, but there is no certainty; consequently, the gain on the sale of the joint venture investment is being recognized on an installment basis as the sales proceeds are received. Because the sale of the joint venture interests ended the Company’s investments in pipeline and LNG infrastructure, the gain from the sale and the impairment losses have been reclassified to discontinued operations.As of May 31, 2011, the unrecorded present value of the $650,000 to be received in the future is $626,967discounted at a 10% interest rate.

Investments in oil and gas properties

Peru Block XXIV and TEA

On July 31, 2010, the Company entered into an amendment to the participation agreement dated March 12, 2010covering blocks XXIV Peru and the Peru TEA. Under the terms of the amendment, the Company acquired an undivided 5% working interest in Block XXIV, an approximately 280,000 acre onshore and offshore property and an undivided 2% working interest in the Peru TEA which consists of four contiguous blocks totaling approximately 40,000,000 acresin exchange for a $500,000 cash payment and 1,000,000 shares of restricted common stock.Prior to the execution of the amendment, the Company had paid a total of $1,100,000 toward past costs and $1,813,391 for drilling costs throughMay 31, 2011.  With respect to the Peru TEA, the Company has paid $250,000 toward the Peru TEA ongoing costs as of May 31, 2011.  Upland spudded two wells on Block XXIV prior to May 31, 2011. Both wells are currently considered dry holes. The right for the Company to make this investment was granted by four related-party assignors in exchange for 60,000,000 shares of the Company’s unregistered, restricted common stock.Theassignors retained a 2% overriding royalty interest, proportionately reduced, in these properties.  There are no current plans to drill additional wells or to rework existing wells in the short term on Block XXIV. Future drilling has been planned on this property by Upland.  Similarly, there are no current plans to develop the Peru TEA.

Peru Z-46

On July 13, 2010, the Company entered into a farmout agreement with SK Energy pursuant to which the Company will pay to SK Energy approximately $2,914,917 for past costs and expenses incurred through May 31, 2010 to earn an undivided forty percent (40%) participation interest in Block Z-46.  The payment for past costs is due within thirty (30) days after receipt of the approval from Perupetro S.A.which is expected in July or August 2011.

The Company has paid and will pay SK Energy its proportionate share of on-going costs and an additional thirty-five percent (35%) of seismic acquisition costs (the Company pays a total of seventy five percent (75%) of certain seismic acquisition costs).  The assignment of the participation interest in Block Z-46 is conditioned upon the approval of the assignment by Perupetro S.A.In the event that the PeruPetro consent is delayed or denied, the farmout agreement provides that the parties will meet within thirty days after such date to discuss possible amendments to the farmout agreement to avoid the need for the approval.  If the Company and SK Energy are unable to agree upon the amendment, the farmout agreement will be terminated, the Company’s interest in Block Z-46 will be deemed re-assigned back to SK Energy, and the Company will have the right to have returned any amounts paid under the farmout, without interest ($5,626,488 has been paid through May 31, 2011).

Recent re-processed 2-D seismic data suggests a submarine fan deposition on the block and multiple leads have been identified. Two wells previously drilled on the block by Repsol reported oil, indicating an active hydrocarbon system.  The Company and SK Energy began the acquisition of additional infill 2-D seismic data in December 2010; the acquisition, processing and analysis of seismic datais ongoing.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
May 31, 2011
(Unaudited)

Colombia CPO-4

On July 30, 2010, the Companyentered into a farmout agreementwith SK Energy pursuant to which, the Company, through its wholly owned subsidiary, Gulf United Energy de Colombia Ltd., acquired the right to earn an undivided twelve and one-half percent (12.5%) participation interest in the CPO-4 block located in the Llanos Basin of Colombia.  The assignment of the interest in CPO-4 is conditioned upon the approval by the National Hydrocarbon Agency of Colombia (“ANH”) and the Republic of Korea by July 31, 2011.If such approval is not received from ANH and the Republic of Korea by July 31, 2011, the farmout agreement provides that the parties will meet within thirty days after such date to discuss possible amendments to the farmout agreement to avoid the need for the approval.  If the Company and SK Energy are unable to agree upon the amendment, the farmout agreement will be terminated, the Company’s interest in Block CPO-4 will be deemed re-assigned back to SK Energy, and the Company will have the right to have returned any amounts paid under the farmout, without interest. The Company has paid SK its share of past costs and has paid and will pay SK its proportionate share of on-going costs and an additional twelve and one-half percent (12.5%) of seismic acquisition costs. The Company will pay a total of twenty-five percent (25%) of seismic acquisition costs.

SK Energy serves as operator on CPO-4. Block CPO-4 is near existing production and immediately adjacent to and on trend with the Guatiquia block operated by Petrominerales Ltd. (TSX:PMG). Block CPO-4 is the near-term focus of the Company and SK Energy, with drilling commencing in July, 2011.  One well was spudded on July 12, 2011.

At May 31, 2011, the Company does not have sufficient cash or credit facilities to fund all of the above-noted short-term costswhich are summarized below.  At May 31, 2011, the Company’s investment in oil and gas properties and approximate fiscal 2011 commitments are as follows:

	Total Costs	Fiscal 2011
	To Date	Commitment

Block XXIV and TEA – Peru	$4,060,784	$-
Block Z-46 – Peru	8,538,488	3,584,000
CPO-4 – Colombia	5,636,599	4,935,000
	$18,235,871	$8,519,000

As of the date of this report and based upon all the known facts and circumstances, management does not believe that any impairment exists with respect to these properties.

4.  COMMON STOCK

As of May 31, 2011 and August 31, 2010, the Company had 454,667,726 and 293,700,000 shares of its $.001 par value common stock issued and outstanding, respectively.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
May 31, 2011
(Unaudited)

The following schedule is a summary of the transactions in the Company’s common stock since August 31, 2010:

Shares issued and outstanding as of August 31, 2010		293,700,000

Shares issued for services rendered	September-March, 2011	48,829,000

Shares issued in conjunction with oil and gas participation agreement	November, 2010	1,000,000

Shares issued in conjunction with debt subscriptions	September-March, 2011	14,000,000

Shares issued for cash	September-March, 2011	97,138,726

Total shares issued and outstanding as of May 31, 2011:		454,667,726

As additional compensation, related to sale of the common stock on February 15, 2011, the Company issued to Pritchard Capital warrants to purchase up to 1 million shares of common stock at an exercise price of $0.30 subject to anti-dilution adjustments.  As of May 31, 2011, the total value of these warrants is estimated at approximately $455,178using the Black-Scholes valuation model.  Expected volatility is based on historical volatility of our common stock over the past twelve months.  The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of issuance for an instrument with a maturity of five years.  A dividend yield rate of zero was used because we have never paid cash dividends and we do not intend to pay cash dividends on our common stock.

5.  INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has incurred net operating losses totaling $17,172,514 which commence expiring in 2023 if not previously utilized. Pursuant to Accounting Standards Codification, the Company is required to compute tax asset benefits for net operating loss carry-forwards. The potential benefit of net operating losses has been offset by a valuation allowance in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The valuation of the tax loss carryforward and the valuation allowance thereon were as follows:

	May 31, 2011	August 31, 2010
Tax benefit carry forward	$5,288,971	$821,997
Loss from discontinued operations	549,684	663,411
Valuation allowance	(5,838,655)	(1,485,408)
	$-	$-

At August 31, 2010, the Company had approximately $2,418,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income.  The federal net operating loss carryforwards expire on various dates through 2030. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances.  Events which may cause limitations in the amount of net operating losses the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent over a three-year period.

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation.  If the Company has experienced an ownership change at any time since its formation, utilization of the net operating loss carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required.  Any limitation may result in expiration of a portion of the net operating loss carryforwards before utilization.  Further, until a study is completed and any limitations known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
May 31, 2011
(Unaudited)

Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefit will not impact its effective tax rate.  Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

6.      LOANS PAYABLE TO RELATED PARTIES

Notes payable to related parties consists of the following as of May 31, 2011 and August 31, 2010:

Unsecured loans to related parties	$26,574

Two stockholders and former directors of the Company provided these loans.  The loans are non-interest bearing, unsecured and payable upon demand.

7.	SHAREHOLDER LOANS PAYABLE AND ACCRUED INTEREST

Unsecured loans and accrued interest payable to shareholders at May 31, 2011 and August 31, 2010:

	May 31, 2011	August 31, 2010
Loan payable	$-	$1,089,685
Accrued interest	-	19,430
	-	1,109,115

Short-term debt	1,800,000	2,900,000
Less: total note discount for stock issued	(1,082,326)	(1,185,791)
Add: amortization of note discount	796,212	329,358
Add: accrued interest	99,285	70,834
	1,613,171	2,114,401
Total shareholder loans payable and accrued interest	$1,613,171	$3,223,516

During the quarter ended February 28, 2011, the Company used proceeds from common stock sales to retire the one-year promissory note from a related party stockholder, James M. Askew, which originally totaled $1,089,685.

The remaining notes bear interest at 8% annually with all interest and principal due at maturity. As additional consideration for the purchasers of notes, the Company issued an additional 1,000,000 shares of its common stock in March, 2011, which was shown as common stock subscribed as of February 28, 2011.

The notes were discounted based on the fair market value of the common stock received (determined with the assistance of independent valuation experts) as a percentage of the total fair marketvalue of all consideration received.  The resulting note discount is being amortized as additional interest expense over the twelve month life of each note and is being calculated based on a normal amortization schedule using the interest method.

The weighted average interest rates on shareholder loans payable at May 31, 2011 and August 31, 2010 were 8.0% and 8.5%, respectively.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
May 31, 2011
(Unaudited)

8.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Our commitments under existing agreements for the next three fiscal years are estimated as follows as of May 31, 2011:

Contractual Obligations (Amounts in Thousands)	Payments due by period
	Total	FY 2011	FY 2012	FY 2013
Debt obligations	$1,944	$432	$1,512	$-
Commitments under employment agreements	1,793	296	1,033	463
Commitments under consulting contracts	140	60	80	-

Commitments under participation and farmout agreements:
CPO - 4	8,458	4,935	3,085	438
Z-46	5,648	3,584	1,032	1,032
Block XXIV	-	-	-	-
Peru TEA	-	-	-	-
Subtotal	14,106	8,519	4,117	1,470
Total	$17,983	$9,307	$6,742	$1,933

Oil and Gas Investment Commitments

Colombia CPO-4

On July 30, 2010, the Company entered into a farmout agreement with SK Energy pursuant to which the Company acquired, through its wholly owned subsidiary, Gulf United Energy de Colombia Ltd., the right to earn an undivided twelve and one-half percent (12.5%) participation interest in the CPO-4 block located in the Llanos Basin of Colombia.  The assignment of the interest in CPO-4 is conditioned upon the approval by the National Hydrocarbon Agency of Colombia (“ANH”) and the Republic of Korea by July 31, 2011.  SK Energy serves as operator on CPO-4.The Company will also be responsible for 25% of all future seismic acquisition costs and its pro-rata share of all other future costs with respect to CPO-4.The commitments for Block CPO-4 reflect our plan to drill three wells during calendar year 2011.  The current obligation on Block CPO-4 is $8.55 million which includes three wells at approximately $1.5 million each, payments of $2.25 million for 3-D seismic expense and $1.5 million for seismic acquisition costs incurred subsequent to July 31, 2010 owed to Houston American Energy Corp., and joint operating costs of $300,000.  The budgeted drilling program of three wells assumes success on the initial two wells.  Any drilling success may have associated revenues to offset additional costs.

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
May 31, 2011
(Unaudited)

The Company will also pay SK Energy its proportionate share of on-going costs and thirty-five percent (35%) of seismic acquisition costs, approximately $500,000 for seismic processing, and joint operating costs of $860,000.  If the results of the 2-D seismic are positive, the Company will consider a 3-D seismic acquisition and drilling a well, increasing the future obligations on the block.

Peru Block XXIV and TEA

On July 31, 2010, the Company, entered into an amendment to the participation agreement, dated March 12, 2010, covering blocks XXIV Peru and the Peru TEA. Under the terms of the amendment, the Company paid$500,000 for the purchase of an undivided 5% working interest in Block XXIV and an undivided 2% working interest in the Peru TEA.  In addition to the $500,000 payment, the Company issued one million shares of the Company’s common stock to Upland.  The Company is responsible for its proportionate share of future costs incurred with respect to Block XXIV and TEA.

Agreement with our former Chief Executive Officer

On March 1, 2010, the Company entered into a two-year agreement with Don Wilson for services to be rendered subsequent to March 1, 2010.  Under the agreement, the Company is obligated to pay Mr. Wilson $180,000 before the end of calendar year 2011as compensation when he was Chief Executive Officer and sole director of the Company and as consulting expense once he resigned as Chief Executive Officer and sole director in September 2010.  A pro-rata portion of this obligation has been recorded and paid through May 31, 2011.

Software license agreement

In March, 2010, the Company began paying a twelve-month software license agreement with Seismic Micro-Technology for seismic analysis software.  The license agreement was entered into on February 23, 2010, is payable in twelve monthly installments of $5,213 beginning March 25, 2010 for a total cost of $62,563. As of February 28, 2011, this obligation has been paid in full.  The Companyhas paid a software maintenance fee for an annual cost of$8,885 in order to receive software maintenance and upgrades.

Entry into consulting agreements

On December 7, 2010, the Company entered into one-year consulting agreements with John Eddie Williams, Jr. and Reese Minerals, Ltd., a Texas limited partnership.  Pursuant to the agreements, consultants provided certain high-level business development and strategic services to the Company.Each of the Consultants received 20,000,000 shares of the Company’scommon stock valued at $4 million based on the then active selling price of the Company’s restricted common shares.  The value of these shares wasexpensed in the quarter ended February 28,2011 based on work performed related to potential and actual business relationships essential to the company’s business, funding structure and sources, and potential property acquisitions.

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
May 31, 2011
(Unaudited)

9.  RELATED PARTY TRANSACTIONS

Mr. James Askew was paid a total of $66,519 in interest expense was paid during fiscal 2010 and the note principal balance of $1,089,685was paid during the nine months ended May 31, 2011.

As of May 31, 2011, officer’s salary of $260,323 had been paid and a $400,000 bonus accrued to John B.Connally III; $113,750 salary had been paid and $100,000 bonus accrued to Jim D. Ford, an owner of Rodeo Resources, LP, and to Ernest B. Miller IV.

During the nine months ended May 31, 2011 the Company incurred $43,164 for administrative services from Rodeo Resources, L.P., a related party. The Company incurred $15,000 in administrative services expense to Rodeo Resources, L.P. in the fiscal year ended August 31, 2010. The Companyhas incurred $31,058 in costs for travel expenses for Jim Ford during the nine months ended May 31, 2011, $9,167 for John B. Connally III and $4,697 for Ernest B. Miller IV; $5,192 was incurred in the fiscal year ended August 31, 2010.

During the three months ended February 28, 2011, the Company incurred $4,000,000 in expense to each John Eddie Williams, Jr. and Reese Minerals, Ltd., a Texas limited partnership forservices rendered for the common stock issued under the consulting agreements described in Note 8.  The Company also received and paid off bridge financing in the amount of $1,900,000 each from John Eddie Williams and Reese Minerals, Ltd.

10.  SUBSEQUENT EVENTS

Formation of Compensation Committee and 2011 Stock Incentive Plan

On June 14, 2011, the Company established a compensation committee (the “Compensation Committee”), and appointed John Seitz and Thomas G. Loeffler to serve as the initial members of the committee.  Both John Seitz and Thomas G. Loeffler are “independent” directors, as such term is defined under independence standards used by both the NASDAQ Stock Market and NYSE Amex rules. On June 14, 2011, the Compensation Committee adopted of the Company’s 2011 Stock Incentive Plan (the “2011 Plan”).  The plan was approved to reward long-term performance, encourage the achievement of superior results over time, align executive and stockholder interests, and retain executive management through the award of a combination of restricted stock, stock options and other stock-based compensation. The board of directors believes that by providing employees, consultants, and directors with an opportunity to acquire a proprietary interest in the Company and additional incentive and reward opportunities based on the growth of the Company, the 2011 Plan will give such individuals a stronger incentive to work for the continued success of the Company. The board also believes that the 2011 Plan is critical for the Company in attracting and retaining outside personnel, without which we will not be competitive in the employment environment today.

The 2011 Plan provides for the granting of options (either incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”), or options that do not constitute incentive stock options (“nonqualified stock options”)), restricted stock awards, performance awards, incentive awards, and bonus stock awards.

Our directors and all employees and consultants of the Company and its affiliates are eligible to participate in the 2011 Plan and to receive awards under the plan. However, incentive stock options may be granted only to individuals who are employees of the Company and its subsidiary corporations at the time of the grant. The selection of those employees, consultants and directors, from among those eligible, who will receive awards is within the discretion of the administrator of the 2011 Plan.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
May 31, 2011
(Unaudited)

The 2011 Plan covers an aggregate of 45,000,000 shares of Company common stock (subject to certain adjustments in the event of a reorganization, stock split, recapitalization, other change in our capital structure and certain other events (“adjustments”)). No more than 1,000,000 shares of Common Stock, subject to adjustments, may be issued pursuant to awards granted under the 2011 Plan to any one individual in any calendar year. The maximum aggregate cash payout with respect to performance awards granted to any one individual during a calendar year is $5,000,000.

The 2011 Plan will be administered by the Compensation Committee. The Compensation Committee has the power to determine those employees, consultants and/or outside directors who will receive an award, the time or times when such award will be made, the type of the award and the number of shares of Company common stock to be issued under the award or the value of the award.

The Compensation Committee may from time to time, in its sole discretion, delegate to the Company’s chief executive officer the administration of the 2011 Plan, including the right to grant awards, insofar as such administration and power to grant awards relates to any person who is not subject to Section 16 of the Securities Exchange Act of 1934, as amended. Such delegation may be effective only so long as the chief executive officer is a member of our board of directors, and the Compensation Committee may revoke the delegation at any time. The Compensation Committee, in its sole discretion, may place any conditions and restrictions on the powers delegated to the chief executive officer. In the event of a conflict in a determination or interpretation under the 2011 Plan as between the Compensation Committee and our chief executive officer, the determination or interpretation of the Compensation Committee will be conclusive.  The key features of the plan include: (i) no re-pricing of stock options without stockholder approval;(ii) no grants of discounted awards; (iii) independent committee administering the plan; (iv) the plan prohibits shares from being added back to the aggregate plan limit under the following circumstances: (1) shares tendered in payment of the option price; (2) shares withheld by the Company to satisfy the tax withholding obligation; and (3) shares that are repurchased by the Company with option right proceeds; (v) minimum three-year vesting requirements for options, restricted stock awards and incentive awards, except as awarded in lieu of cash compensation; and (vi) minimum one-year performance period for performance awards.

Compensation for Non-Executive Directors

On June 14, 2011, the Compensation Committee approved a new compensation structure for non-executive employees.  Under the approved structure, existing directors will receive a $40,000 annual cash retainer, and the Chairpersons of the Audit Committee and Compensation Committee will receive an additional $20,000 cash retainer.  Each director will also receive a $1,000 meeting fee and annual grant of equity from the 2011 Plan of 275,000 shares of restricted stock.  The shares subject to the restricted stock grant will vest over a period of three years.  New directors appointed to the board will receive an additional 275,000 shares of restricted stock.  Directors may elect to receive their cash compensation in shares of Company common stock.  If a director elects to receive cash, a 25% premium is added to the dollar amount received.

Bonus and Stock Awards to Executive Officers

On June 14, 2011, the Compensation Committee awarded cash bonuses to its executive officers.  Mr. Connally was awarded $400,000, each of Messrs. Ford, Miller, and Fluker were awarded $100,000, and Mr. Pomerantz was awarded $50,000 all of which were accrued as of May 31, 2011.

On July 11, 2011, Mr. Connally was issued 600,000 shares of restricted stock and a five-year option to purchase 1,500,000 shares of common stock, exercisable at $0.32 per share, pursuant to the 2011 Plan.  The shares subject to the restricted stock award and the option will vest over a period of three years.  Also on July 11, 2011, Messrs. Ford, Miller, and Fluker were each issued 200,000 shares of restricted stock and options to purchase up to 500,000 shares of common stock, all on the same terms as the awards made to Mr. Connally.  The estimated $192,000 value of the restricted stock was accrued as of May 31, 2011.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
May 31, 2011
(Unaudited)

Employment Agreements

On July 11, 2011, the Company and Messrs. Connally, Ford, Miller, and Fluker all entered into amended and restated employment agreements.  Pursuant to Mr. Connally’s new agreement, Mr. Connally will continue his employment with the Company, subject to termination and corporatechange provisions that are outlined in the agreement, for a three year term.  Mr. Connally’s agreement maintains substantially the same provisions of his previous employment agreement, except that his base salary was increased to $450,000 per year, and the provisions entitling Mr. Connally to a gross-up of severance payments, to the extent any portion of such severance were deemed to be a “parachute payment” subject to excise taxes under Section 280G of the Internal Revenue Code, were deleted.

Pursuant to each of the new agreements entered into with each of Messrs. Ford, Miller, and Fluker, each individual will continue their employment in their current capacities for one-year.  Each of the new employment agreements maintain substantially the same provisions of the previous employment agreements, except that the base salaries for Messrs. Ford, Miller, and Fluker were each increased to $240,000 per year.

Consulting Agreements

Effective July 11, 2011, the Company entered into one-year consulting agreements with four individuals pursuant to which the consultants would provide advice to the board of directors relating to certain of the Company’s strategic and business development activities.  In consideration for providing the consulting services, the consultants will be issued an aggregate of 5.2 million shares of restricted common stock.  Mr. James Askew, a related party, was one of the four individuals and was granted three million shares of restricted common stock.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
May 31, 2011
(Unaudited)

11. SUPPLEMENTAL DISCLOSURES – CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosure of Non-Cash and Financing Activities:
	Nine Months May 31,	Nine Months Ended May 31,	Period From Inception Through May 31,
	2011	2010	2011

Investment advances paid from shareholder loans	$-	$-	$1,263,985
Capital stock issued for investment in joint venture projects	$-	$-	$687,225
Capital stock issued or subscribed for expenses	$9,086,800	$-	$9,279,400
Capital stock issued for prepaid expenses	$-	$-	$20,000
Capital stock issued for oil and gas properties	$90,000	$-	$3,646,000
Capital stock issued or subscribed in connection with short-termnotes	$623,232	$-	$1,809,023
Interest forgiven on shareholder loan payable	$-	$-	$631,444
Capital stock issued in conversion of shareholder loan	$-	$-	$400,000
Capital expenditures acquired with accounts payable	$-	$-	$31,282

Settlement of loan payable by assignment of investment:
Loan payable	$-	$-	$(200,000)
Investment	$-	$-	$200,000
Warrants issued for non-employee compensation	$455,178	$-	$455,178
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$328,970	$-	$363,604
Income taxes	$-	$-	$-

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared on the accrual basis of accounting, whereby revenues are recognized when earned, and expenses are recognized when incurred. These consolidatedfinancial statements as of May 31, 2011, and for the three and ninemonths ended May 31, 2011 and 2010, are unaudited.  In the opinion of management, such financial statements include the adjustments and accruals necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements as of May 31, 2011 and for the three and ninemonths ended May 31, 2011 and 2010.

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

Operational Update

Colombia CPO-4

As of the date of this report, we have spudded one well with the goal of production by the fourth calendar quarter of 2011.  During 2011, the Company plans to drill at least two wells on the block.We will fund approximately $3.75 million for past costs including seismic acquisition, approximately $350,000 for joint operating costs and approximately $3.0 million for drilling two exploratory wells and beginning phase 2 drilling (in about October, 2011).  We are currently reprocessing and analyzing seismic data, long lead-time items have been ordered and equipment is being moved on to the first drilling site.  In addition, environmental permitting is in process related to three drilling sites.

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

Based on this conclusion, 2D seismic acquisition began on December 31, 2010 and is ongoing.We expect to pay approximately $2.9 million for funding past costs which is due upon government approval of the assignment of interest (estimated to be in July or August of 2011) and approximately $700,000for joint operating costs through the end of the fiscal year.

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

Results of Operations for Three Months and Nine Months Ended May 31, 2011

We have not earned any revenues during the period from inception through May 31, 2011. We have not attained profitable operations and are, therefore, dependent upon obtaining additional debt or equity financing. If we are unable to obtain additional financing, there is substantial doubt that we will be able to continue as a going concern.

Sale of pipeline and LNG re-gasification facility joint venture investments

As reported in the Company’s Form 8K filed November 5, 2010, the Company closed on an agreement with its former joint venture partner, Cia. Mexicana de Gas Natural, S.A. de C.V., to sell all of the Company’s shares in Fermaca LNG de Cancun, S.A. de C.V. and Fermaca Gas de Cancun, S.A. de C.V. for a total amount of $1,000,000.  $350,000 has been paid to date.  The next installment was due on May 1, 2011 and has not been paid, but is expected by July 15, 2011.  The next twoinstallments of $150,000 are due on August 1, 2011 and November 1, 2011 with the final payment of $200,000 due February 1, 2012.  No interest accrues on the installments.

Liquidity and Capital Resources

At May 31, 2011, the Company has current assets of $10,142,205, current liabilities of $2,684,238 resulting in a working capital surplus of $7,457,967.  During the current fiscal year, the Company received net proceeds of $25,822,119 from sales of common stock.  In addition, the Company funded $9,086,800 in expenses through the issuance of the Company’s restricted, common shares. During the remainder of fiscal 2011, we will need to fund approximately $8.9 million under existing farmout and participation agreements.  Additionally, we will need to pay approximately $432,000 through the end of the fiscal year under existing credit facilities, and will require an additional $1.0 million to fund obligations under employment and consulting agreements and for other working capital purposes.  The Company has no other sources of financing and will continue to rely on best efforts equity, equity equivalent, or debt financings and borrowings from shareholders.

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

Results of Operations

Three and Nine Months ended May 31, 2011, compared to periods ended May 31, 2010

	2011	2010	2011	2010
Revenue	$-	$-	$-	$-

Office and other	19	28	31	33
Depreciation expense	6	5	16	6
Salaries and related expenses	1,174	-	1,795	-
Professional fees	317	143	1,083	306
Consulting	355	115	8,654	115
Travel	35	2	52	6
Shareholder loan and other interest	235	119	1,532	228
Total operating expense	2,141	412	13,163	694
Gain (loss) on joint venture investment	30	(940)	350	(940)
Interest Income	8	-	9	-

Net loss for the period	$(2,103)	$(1,352)	$(12,804)	$(1,634)

Operating Expenses

For the quarter ended May 31, 2011, operating expenses increased $1,729,000 as compared to the same quarter ended in 2010. The increase occurred primarily due to: (i) the $240,000 increase in consulting expense, (ii) the $1,174,000 increase in salaries, bonus and related expenses, (iii) the $174,000 increase in professional fees which includes accounting, legal fees, geotechnical services and other and, (iv) the $116,000 increase in interest expense and loan discount amortization.  Similarly, for the nine months period, operating expenses increased $12,469,000 primarily due to: (i) the $8,539,000 increase in consulting expense, (ii) the $1,795,000 increase in salaries and related expenses, (iii) the $777,000 increase in professional fees which includes accounting, legal fees, geotechnical services and other and (iv) the $1,304,000 increase in interest expense and loan discount amortization.

Net Loss

The Company incurred a net loss of $2,103,000 for the three months ended May 31, 2011 which is $751,000 higher than the net loss of $1,352,000 in 2010.  The higher loss is dueto the expense increases noted above offset by the loss on joint venture investment in 2010 as well asthe increased interest expense associated with greater borrowings and loan discount amortization in the current quarter.  An increased loss is reflected for the nine-month period ended May 31, 2011 was due mostly to a $8,539,000 increase in consulting expense, a $1,795,000 increase in salaries and increased interest expense of $1,304,000.

Net Loss Applicable to Common Shareholders
Cash flows

For the three months ended May 31, 2011, our net loss per share was $0.005 compared to a loss of $0.009 for the three months ended May 31, 2010.  For the nine month periods, our net loss per share was $0.034 compared to a loss of $0.025 for the nine months ended May 31, 2010.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

For the nine months ended May 31, 2011, the Company's operating activities used cash of $3,243,322 compared to net cash used of $306,074 for the same period in 2010. Investing activities used cash of $10,577,918 for investment in oil and gas properties and capital expenditures.  The Company's financing activities provided net cash of $23,632,434in the nine months endedMay 31, 2011, compared to $2,688,000 in cash provided in the nine months ended May 31, 2010. The cash provided in the current fiscal year was provided by proceeds from sales of common shares less the amounts used to pay down shareholder short-term loans.  In 2010, the financing was provided primarily by shareholder loans as well as some common stock sales.

For the period from inception-to-date, the Company used cash of $4,055,023 in operating activities, used $13,762,362 in investing activities and $27,648,258 was provided from financing activities.

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

 Changes in Internal Control Over Financial Reporting

As reported in our Annual Report on Form 10-K filed with the SEC on December 7, 2010, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of August 31, 2010. We identified a material weakness in our internal control over financial reporting relating to segregation of duties.  However, the Company’s management believes that the material weaknesses described in our Form 10-K were the result of the scale of our operations, and are intrinsic to our small size and are of a nature that companies of our size would normally encounter.  The Company has added qualified individuals to our staff during the current fiscal year and management believes that we have improved and can continue to improve the control weakness related to our lack of segregation of duties.  We have implemented changes in procedures in our internal control over financial reporting during the quarter ended May 31, 2011that we believe have materially improved, or are reasonably likely to materially improve, our internal control over financial reporting.

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

At May 31, 2011, the Company has current assets of $10,142,205, current liabilities of $2,684,238 resulting in a working capital surplus of $7,457,967.  During the current fiscal year, the Company received net proceeds of $25,797,119 from sales of common stock.  In addition, the Company funded $9,086,800 in expenses through the issuance of the Company’s restricted, common shares. During the remainder of the calendar 2011, we will need to fund approximately $16 million under existing contracts, farmout and participation agreements. The Company has no other sources of financing and will continue to rely on best efforts equity, equity equivalent, or debt financings and borrowings from shareholders.

We expect to deploy the remaining proceeds from our financings to fund existing contractual obligations and estimated working capital needs through December 2011, which are as follows:

·
$11.6 million under existing farmout agreements ($4.0 million relating to Block Z-46 and $7.6 million relating to Block CPO-4, which amounts are payable throughout calendar 2011, but probably concentrated in the 3rd calendar quarter);

·	$2.0 million under existing credit facilities (due in the second half of calendar 2011);
·	$1.0 million under employment and consulting agreements; and
·	$1.3 million for working capital purposes.

We will need to raise at least $7.5 million of net proceeds beginning about September, 2011 to fund our remaining calendar year 2011 contractual commitments and working capital needs.  Inability to obtain capital on a timely basis may damage our credibility with industry participants if we cannot fund previously closed transactions.

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

Registration Statement of Form S-1

On March 18, 2011, the Company filed with the SEC a registrationstatement on Form S-1 (the "Registration Statement") to register theresale of 96,288,726 shares of Company common stock, which included anaggregate of 1,000,000 shares of common stock issuable upon the exerciseof outstanding five-year common stock purchase warrants exercisable at $0.30 per share.  The Registration Statement was declared effective bythe SEC on April 8, 2011.

Formation of Compensation Committee and 2011 Stock Incentive Plan

On June 14, 2011, the Company established a compensation committee (the “Compensation Committee”), and appointed John Seitz and Thomas G. Loeffler to serve as the initial members of the committee.  Both John Seitz and Thomas G. Loeffler are “independent” directors, as such term is defined under independence standards used by both the NASDAQ Stock Market and NYSE Amex rules.On June 14, 2011, the Compensation Committeeadopted of the Company’s 2011 Stock Incentive Plan (the “2011 Plan”).  The plan was approved to reward long-term performance, encourage the achievement of superior results over time, align executive and stockholder interests, and retain executive management through the award of a combination of restricted stock, stock options and other stock-based compensation. The board of directors believes that by providing employees, consultants, and directors with an opportunity to acquire a proprietary interest in the Company and additional incentive and reward opportunities based on the growth of the Company, the 2011 Plan will give such individuals a stronger incentive to work for the continued success of the Company.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

The board also believes that the 2011 Plan is critical for the Company in attracting and retaining outside personnel, without which we will not be competitive in the employment environment today.

The 2011 Plan provides for the granting of options (either incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”), or options that do not constitute incentive stock options (“nonqualified stock options”), restricted stock awards, performance awards, incentive awards, and bonus stock awards.

Our directors and all employees and consultants of the Company and its affiliates are eligible to participate in the 2011 Plan and to receive awards under the plan. However, incentive stock options may be granted only to individuals who are employees of the Company and its subsidiary corporations at the time of the grant. The selection of those employees, consultants and directors, from among those eligible, who will receive awards is within the discretion of the administrator of the 2011 Plan.

The 2011 Plan covers an aggregate of 45,000,000 shares of Company common stock (subject to certain adjustments in the event of a reorganization, stock split, recapitalization, other change in our capital structure and certain other events (“adjustments”)). No more than 1,000,000 shares of Common Stock, subject to adjustments, may be issued pursuant to awards granted under the 2010 Plan to any one individual in any calendar year. The maximum aggregate cash payout with respect to performance awards granted to any one individual during a calendar year is $5,000,000.

The 2011 Plan will be administered by the Compensation Committee. The Compensation Committee has the power to determine those employees, consultants and/or outside directors who will receive an award, the time or times when such award will be made, the type of the award and the number of shares of Company common stock to be issued under the award or the value of the award.

The Compensation Committee may from time to time, in its sole discretion, delegate to the Company’s chief executive officer the administration of the 2011 Plan, including the right to grant awards, insofar as such administration and power to grant awards relates to any person who is not subject to Section 16 of the Securities Exchange Act of 1934, as amended. Such delegation may be effective only so long as the chief executive officer is a member of our board of directors, and the Compensation Committee may revoke the delegation at any time. The Compensation Committee, in its sole discretion, may place any conditions and restrictions on the powers delegated to the chief executive officer. In the event of a conflict in a determination or interpretation under the 2011 Plan as between the Compensation Committee and our chief executive officer, the determination or interpretation of the Compensation Committee will be conclusive.  The key features of the plan include: (i) no re-pricing of stock options without stockholder approval;(ii) no grants of discounted awards; (iii) independent committee administering the plan; (iv) the plan prohibits shares from being added back to the aggregate plan limit under the following circumstances: (1) shares tendered in payment of the option price; (2) shares withheld by the Company to satisfy the tax withholding obligation; and (3) shares that are repurchased by the Company with option right proceeds; (v) minimum three-year vesting requirements for options, restricted stock awards and incentive awards, except as awarded in lieu of cash compensation; and (vi) minimum one-year performance period for performance awards.

Compensation for Non-Executive Directors

On June 14, 2011, the Compensation Committee approved a new compensation structure for non-executive employees.  Under the approved structure, existing directors will receive a $40,000 annual cash retainer, and the Chairpersons of the Audit Committee and Compensation Committee will receive an additional $20,000 cash retainer.  Each director will also receive a $1,000 meeting fee and annual grant of equity from the 2011 Plan of 275,000 shares of restricted stock.  The shares subject to the restricted stock grant will vest over a period of three years.  New directors appointed to the board will receive an additional 275,000 shares of restricted stock.  Directors may elect to receive their cash compensation in shares of Company common stock.  If a director elects to receive cash, a 25% premium is added to the dollar amount received.

Bonus and Stock Awards to Executive Officers

On June 14, 2011, the Compensation Committee awarded cash bonuses to its executive officers.  Mr. Connally was awarded $400,000, each of Messrs. Ford, Miller, and Fluker were awarded $100,000, and Mr. Pomerantz was awarded $50,000 which were all accrued as of May 31,2011.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

On July 11, 2011, Mr. Connally was issued 600,000 shares of restricted stock and a five-year option to purchase 1,500,000 shares of common stock, exercisable at $0.32 per share, pursuant to the 2011 Plan.  The shares subject to the restricted stock award and the option will vest over a period of three years.  Also on July 11, 2011, Messrs. Ford, Miller, and Fluker were each issued 200,000 shares of restricted stock and options to purchase up to 500,000 shares of common stock, all on the same terms as the awards made to Mr. Connally.  The stock grants were accrued as of May 31, 2011.

Employment Agreements

On July 11, 2011, the Company and Messrs. Connally, Ford, Miller, and Fluker all entered into amended and restated employment agreements.  Pursuant to Mr. Connally’s new agreement, Mr. Connally will continue his employment with the Company, subject to termination and corporatechange provisions that are outlined in the agreement, for a three year term.  Mr. Connally’s agreement maintains substantially the same provisions of his previous employment agreement, except that his base salary was increased to $450,000 per year, and the provisions entitling Mr. Connally to a gross-up of severance payments, to the extent any portion of such severance were deemed to be a “parachute payment” subject to excise taxes under Section 280G of the Internal Revenue Code, were deleted.

Pursuant to each of the new agreements entered into with each of Messrs. Ford, Miller, and Fluker, each individual will continue their employment in their current capacities for one-year.  Each of the new employment agreements maintain substantially the same provisions of the previous employment agreements, except that the base salaries for Messrs. Ford, Miller, and Fluker were each increased to $240,000 per year.

Consulting Agreements

Effective July 11, 2011, the Company entered into one-year consulting agreements with four individuals pursuant to which the consultants would provide advice to the board of directors relating to certain of the Company’s strategic and business development activities.  In consideration for providing the consulting services, the consultants will be issued an aggregate of 5.2 million shares of restricted common stock.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation and By-Laws of the Company(1)

10.6*†	Amended and Restated Employment Agreement by and between the Company and John B. Connally III

10.7*†	Amended and Restated Employment Agreement by and between the Company and Jim Ford

10.8*†	Amended and Restated Employment Agreement by and between the Company and Ernest B. Miller IV

10.9*†	Amended and Restated Employment Agreement by and between the Company and James C. Fluker III

10.10*†	2011 Stock Incentive Plan

31.1*       Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*       Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1) Incorporated by reference to Exhibit 10.4 of Form 10-Q filed July 20, 2010.

† Identifies management contracts and compensatory plans or arrangements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gulf United Energy, Inc.

/S/ JOHN B. CONNALLY III
John B. Connally III, President and C.E.O.
(Principal Executive Officer)

DATED:  July 15, 2011

/S/ DAVID POMERANTZ
David Pomerantz, CFO
Principal Financial Officer and
Principal Accounting Officer

DATED:  July 15, 2011