Form 10-K/A
period 2010-08-31
Gulf United Energy, Inc.
filed 2011-11-14
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52322

Gulf United Energy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5893642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 22165 Houston, Texas	77227-2165
(Address of principal executive offices)	(Zip Code)

(713) 942-6575
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐     No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☑      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller Reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 29, 2010, there were 308,900,000 shares of $0.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(None)

Explanatory Note

Gulf United Energy, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment”) to its Annual Report on Form 10-K/A for the year ended August 31, filed with the Securities and Exchange Commission on December 7, 2010 (the “Original Filing”) solely for the purpose of revising its disclosure under Item 9A in response to comments issued to the Company by the Securities and Exchange Commission. Controls and Procedures, the complete text of which is contained herein and certain additional disclosures in the certifications contained in Exhibits 31.1 and 31.2. Except as discussed in this Explanatory Note, no other changes have been made to the Original Filing, and we have not updated disclosures contained therein to reflect any events that have occurred subsequent to the date of the Original Report.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2010 based on the framework in Internal Control—Integrated Framework and the Internal Control over Financial Reporting – Guidance for Smaller Public Companies both issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective due to the lack of adequate segregation of duties.  We have engaged qualified consultants to carry out our day-to-day accounting and financial reporting obligations; however, we have not reached the point at which we have an adequate number of staff to provide the required segregation of duties.  As the Company grows and matures, we will continue to seek qualified individuals to add to our staff to improve our segregation of duties with the goal of eliminating this material weakness; however, we may not be fully staffed until we have sufficient cash flow from operations to support the related salary requirements.  The third party consultants we have engaged have mitigated some segregation of duties issues as they perform reviews of most financial accounting and reporting areas.

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

ITEM 15. EXHIBITS.

(a) The following documents are filed as part of this report.

Exhibit No. Description

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gulf United Energy, Inc.

/S/ JOHN B. CONNALLY, III
John B. Connally III, President and C.E.O.
(Principal Executive Officer)

DATED:  November 14, 2011

/S/ DAVID POMERANTZ
David Pomerantz, CFO
Principal Financial Officer and
Principal Accounting Officer

DATED:  November 14, 2011