Form 10-K/A
period 2010-08-31
Gulf United Energy, Inc.
filed 2011-11-23
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

(None)

Explanatory Note

Gulf United Energy, Inc. (the “Company”) is filing this Amendment No. 2 (“Amendment”) to its Annual Report on Form 10-K for the year ended August 31, 2010 filed with the Securities and Exchange Commission on December 7, 2010, as amended by our Form 10-K/A filed with the Securities and Exchange Commission on November 14, 2011 (the “Original Filing”) solely for the purpose of amending and restating its disclosure under Item 9A in response to comments issued to the Company by the Securities and Exchange Commission.  The complete text of the amended and restated Item 9A, Controls and Procedures, is contained herein along with updated certifications contained in Exhibits 31.1 and 31.2. Except as discussed in this Explanatory Note, no other changes have been made to the Original Filing, and we have not updated disclosures contained therein to reflect any events that have occurred subsequent to the date of the Original Filing.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2010 based on the framework in Internal Control—Integrated Framework and the Internal Control over Financial Reporting – Guidance for Smaller Public Companies both issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered in this report, our internal controls over financial reporting were not effective due to the lack of adequate segregation of duties.  We have engaged qualified consultants to carry out our day-to-day accounting and financial reporting obligations; however, we have not reached the point at which we have an adequate number of staff to provide the required segregation of duties.  As the Company grows and matures, we will continue to seek qualified individuals to add to our staff to improve our segregation of duties with the goal of eliminating this material weakness; however, we may not be fully staffed until we have sufficient cash flow from operations to support the related salary requirements.  The third party consultants we have engaged have mitigated some segregation of duties issues as they perform reviews of most financial accounting and reporting areas.

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

DATED:  November 23, 2011

/S/ DAVID POMERANTZ
David Pomerantz, CFO
Principal Financial Officer and
Principal Accounting Officer

DATED:  November 23, 2011