Form 10-K
period 2011-08-31
Gulf United Energy, Inc.
filed 2011-11-29
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011
or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number 0-52322

GULF UNITED ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization) P.O. Box 22165 Houston, Texas (Address of principal executive offices)	20-5893642 (I.R.S. Employer Identification No.) 77227-2165 (Zip Code)

Registrant’s telephone number, including area code:
(713) 942-6575

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes    No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐Accelerated filer
☐	Non-accelerated filer (Do not check if a smaller reporting company)	☑Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes    No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price on the OTCQB on February 28, 2011, is $ 72,571,740.  Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates

As of November 25, 2011, there were 460,267,726 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GULF UNITED ENERGY, INC.
FORM 10-K
For the Year Ended August 31, 2011

FORWARD-LOOKING INFORMATION

Some of the statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, and although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation those discussed in the sections of this Annual Report titled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those set forth below:

●	Changes in the political and regulatory environment and in business and fiscal conditions in South America, and in Colombia and Peru in particular;

●	Our ability to attract and retain management and personnel with experience in oil and gas exploration and production;
●	Our ability to identify viable farm-in, participation and/or joint venture opportunities in the energy sector in Colombia and Peru;

●	Our ability to successfully operate, or influence the operator of, exploration and production blocks where we have participation interests, in a cost effective manner;
●	Our ability to obtain the necessary regulatory and other government approvals to the assignment of our oil and gas interests;

●	Our ability to raise capital when needed and on acceptable terms and conditions;

●	The intensity of competition;

●	Changes and volatility in oil and gas pricing; and

●	General economic conditions.

Investors should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”).  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report.

All written and oral forward-looking statements made in connection with this Annual Report attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements. All references in this Form 10-K to “Gulf United Energy, Inc.,” the “Company,” “we,” “us” or “our” or similar terms are to Gulf United Energy, Inc., and its wholly owned subsidiaries.

PART I

Item 1.  Business

General

We are an international, development-stage oil and gas exploration company.  We have initially concentrated our efforts in Colombia and Peru, where we believe we have acquired attractive oil and gas interests.  Our strategy is to develop a portfolio of non-operated oil and gas assets, primarily focused in South America, by balancing an inventory of near-term drilling projects with oil and gas development activities requiring extended lead times.

Our current asset portfolio includes participation in two hydrocarbon exploration blocks operated by SK Innovation Co, Ltd. (formerly SK Energy Co, Ltd., referred to herein as “SK Innovation”).  SK Innovation is a subsidiary of SK Group, one of South Korea’s larger industrial conglomerates.  SK Innovation is Korea’s largest petroleum refiner and is currently active in 29 blocks in 16 countries.

In Colombia, we have acquired, subject to regulatory approval, a 12.5% working interest in the 345,592 acre CPO-4 block in the Llanos Basin.  Block CPO-4 is near existing production and immediately adjacent to and on trend with the Guatiquia block operated by Petrominerales Ltd. (TSX:PMG). Block CPO-4 is the near-term focus of the Company and SK Innovation. In July 2011, the Company spudded the Tamandua-1, a 16,300 foot well, in the northern part of CPO-4.

In Peru, we have acquired, subject to regulatory approval, a 40% working interest in the 2,803,411 acre Z-46 offshore block in the Trujillo Basin. Recent re-processed 2-D seismic data suggests a submarine fan deposition on the block and multiple leads have been identified. Two wells previously drilled on the block by Repsol reported oil, indicating an active hydrocarbon system.

Also in Peru, we have acquired, subject to regulatory approval, a 5% participating interest in Block XXIV, an approximately 276,137 gross acre concession, and a 2% participating interest in the Peru Technical Evaluation Area (the “Peru TEA”).  The Peru TEA consists of four contiguous blocks totaling approximately 40 million gross acres onshore on the western flank of the Andes Mountains.  Block XXIV and Peru TEA are both operated by Upland Oil & Gas, LLC (“Upland”).  Two exploratory wells have been drilled on Block XXIV and both wells are considered dry holes.  On Block XXIV, the Upland has indicated that they have completed the field work and a 200 kilometer seismic shoot and that the data is currently being processed and reviewed.  The current plan calls for further geological and seismic studies with plans to drill one or two wells onshore on Block XXIV during fiscal 2012.  With respect to the Peru TEA, during fiscal 2011, Upland completed a gravity aeromagnetic program and satellite imaging study covering a large portion of the property.  During fiscal year 2012, Upland plans to conduct additional geological and seismic studies on selected areas to be determined based on the previous aeromagnetic and satellite imaging.

We expect to engage in additional investment opportunities in oil and gas exploration and development as our resources permit. The scope of our activities in this regard may include, but may not be limited to, the acquisition or assignment of rights to develop exploratory acreage under concessions with government authorities and other private or public exploration and production companies, the purchase of oil and gas producing properties, farm-in and farmout opportunities (i.e., the assumption or assignment of obligations to fund the cost of drilling and development).

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

Oil and Gas Industry

The oil and gas industry is a complex, multi-disciplinary sector that varies greatly across geographies. As a heavily regulated industry, operating conditions are subject to political regimes and changing legislation. Governments can either induce or deter investment in exploration and production, depending on legal requirements, fiscal and royalty structures and regulation. Beyond political considerations, exploration and production for hydrocarbons is an extremely risky business with multiple failure modes. Exploration and production wells require substantial investment and are long-term projects, sometimes exceeding twenty to thirty years. Regardless of the effort spent on an exploration or production prospect, success is difficult to attain. Even though modern equipment, including seismic equipment and advanced software, has helped geologists find producing structures and map reservoirs, they do not guarantee any outcome. Drilling is the only method to determine whether a prospect will be productive, and even then, many complications can arise during drilling (e.g., those relating to drilling depths, pressure, porosity, weather conditions, permeability of the formation and rock hardness) among others.

Typically, there is a significant chance that exploratory wells will result in non-producing holes, leaving investors with the cost of seismic data and a dry well which can total millions of dollars. Even if oil or gas is produced from a particular well, there is always the possibility that treatment, at additional cost, may be required to make production commercially viable. Further, production profiles decline over time. In summary, oil and gas exploration and production is an industry with high risks and high entry barriers, but it is also potentially lucrative.

Oil and gas prices determine the commercial feasibility of a project.  Certain projects may become feasible with higher prices or, conversely, may falter with lower prices. Volatility in the price of oil, gas and other commodities has increased during the last few years, complicating the assessment of revenue projections.  Most governments have enforced strict regulations to uphold high standards of environmental awareness; thus, holding companies to a high degree of responsibility vis-à-vis protecting the environment. Aside from such environmental factors, oil and gas drilling is often conducted near populated areas.  For a company to be successful in its drilling endeavors, working relationships with local communities are crucial to promote business strategies and to avoid the repercussions of disputes that might arise over local business operations.  At this time, the Company does not have any producing or proved oil or gas reserves.

Business Plan and Strategic Outlook

We plan to build a successful oil and gas exploration and production company focused on acquiring working interests, royalty interests, partnership or limited liability company interests, lease options, leasehold positions, or other mineral rights in select countries in South America. We have initially concentrated our efforts in Colombia and Peru, where we have found what we believe to be good exploration and production (“E&P”) opportunities. We may turn to opportunities in other countries if we deem the relevant considerations merit our investment. We plan to focus on early-stage exploration of hydrocarbons through a variety of transactions aimed at building a resources base. An integral part of our strategy is to continue to build a competent and professional management and operations team to enable us to successfully carry out our business plan. We have engaged experienced personnel including technical specialists (e.g., geologists/geophysicists and others) as required by the scope of our operations.

Our Current Exploration Projects

Colombia: Block CPO-4

In July 2010, the Company acquired from SK Innovation, subject to regulatory approval, an undivided twelve and one-half percent (12.5%) participating interest in the CPO-4 block located in the Llanos Basin of Colombia.  CPO-4 is an onshore block consisting of 345,592 contiguous acres and is operated by SK Innovation.  Approximately 530 square kilometers of 3-D seismic data has been acquired in the northern portion of the acreage.  In July 2011, the Company spudded the Tamandua-1, a 16,300 foot well, in the northern part of CPO-4.  SK Innovation, as operator, has permitted additional drilling locations and drilling activities will continue on the block upon the completion of the Tamandua-1 well.   The well is being drilled in an area where seismic data suggests the existence of multiple stacked sands (for example the C-9, Mirador, Guadalupe, Gacheta, and Une).  The C-7 section is the shallowest sand section where hydrocarbons were initially expected.  The C-9 section, at a depth of approximately 13,290 feet, through the Une sands at a depth of approximately 15,600 feet (the deepest sections), are the primary objective sands in the well.

The Tamandua #1 was directionally drilled due to surface considerations and the existence of a waterway at the planned spud site.  In order to drill vertically through the series of crestal highs in the intervals to be tested, it is necessary to drill an “s” shaped well bore from the surface. Drilling in this manner created slower than expected drilling rates as well as increased costs.  We also encountered shales in the well bore, which required the operator to increase the mud weight in the well, delaying drilling operations.

Despite the technical and mechanical challenges of the directional drilling, the Tamandua #1 was drilled to an initial depth of 6,830 feet where a shallow casing was set for the first section of the well.  The well was then drilled deeper penetrating the C-7 section at approximately 11,750 feet.  As expected from our preliminary analyses, the interval from 12,200 feet to 12,500 feet of the C-7 section showed indications of oil and a significant amount of associated gas.  The existence of this gas further slowed drilling operations as the mud weight was again increased to control the well and time was taken to circulate gas out of the well bore. The well was eventually drilled through the C-8 section (to approximately 13,600 feet and an expected shale interval) when the bottom hole assembly was withdrawn from the hole for the purpose of changing the bit.

Following the change of bit, the operator experienced further delays as the drill string became stuck in the hole in one of the elbows in the well bore. In order to address some of the conditions encountered in the original well bore, the operator decided to side track the well by kicking out of the well bore above the stuck bit.  In addition, the operator elected to make changes to the mud system, bits and other elements of the drilling program.  We believe, based on information derived from the initial wellbore and new correlations on sand locations, that the changes to the drilling program and the sidetrack may increase the likelihood that we will achieve the crestal highs of the primary intervals that the well is designed to test.  The operator has been logging the well with various techniques, including gamma ray, resistivity and dipole sonic tools.  After logging, the well is being cased in intervals.  As of November 15, 2011, the well depth was approximately 11,650 feet.  The well will be drilled, logged and cased in intervals to the 16,300 foot terminal depth required under our agreement.

While the Tamandua #1 is taking longer to drill than anticipated, we believe that the hydrocarbons in the C-7 may increase the likelihood of hydrocarbons in the lower sands as production from fields in this area of the Llanos Basin have been historically associated with stacked pay sequences.  As a result, we believe that the geologic risk in the well may have been reduced.  However, despite the information derived from the initial Tamandua #1 wellbore, there is no assurance that we will locate hydrocarbons in sufficient quantities to be commercially viable, or that the Tamandua #1 drilling program will be commercially successful.

The assignment of the interest in CPO-4 is conditioned upon the approval by the National Hydrocarbon Agency of Colombia (“ANH”) and the Republic of Korea. To date, we have not obtained the written approvals from the Republic of Korea or the ANH. The farmout agreement with SK Innovation, as amended, requires these approvals by April 30, 2012. Pursuant to the existing farmout with SK Innovation, if the Company does not receive the approvals by April 30, 2012, the agreement calls for a thirty day grace period during which the Company and SK Innovation have agreed to negotiate an amendment to the farmout agreement on mutually agreeable terms.   If  the Company and SK Innovation are unable to agree upon any additional amendments during such thirty day grace period, SK Innovation has the right to terminate the farmout agreement. Management believes that it maintains good relations with SK Innovation and, as a result, should be able to negotiate any necessary amendments to the farmout agreement on mutually agreed economic terms in the event the approvals are not ultimately obtained. Notwithstanding the above, if SK Innovation elects to exercise its termination right as the result of the failure to obtain the written approvals from the ANH or the Republic of Korea, the Company’s interest in Block CPO-4 will be deemed re-assigned back to SK Innovation, and the Company will have the right to have returned any amounts paid under the farmout agreement, without interest. In such event, our business would be materially adversely affected.

Block CPO-4.  Source: Gulf United Energy, Inc.

Peru: Block Z-46

In July 2010, the Company acquired from SK Innovation, subject to regulatory approval, an undivided forty percent (40%) participating interest in Block Z-46, an approximately 2.8 million acre offshore block in Peru.  Block Z-46 has over 5,600 km of reprocessed 2-D seismic data and two wells drilled by Repsol in the 1990’s that established the presence of hydrocarbons.  On December 30, 2010, we began acquiring approximately 2,900 kilometers of 2-D seismic data to further delineate prospects in anticipation of a focused 3-D seismic data acquisition in the future. During 2011, we acquired an additional 3,134 km of 2D seismic data to further delineate prospects in anticipation of a focused 3D acquisition in the future.  Based on this data, prospective drilling sites would be determined and site prep would begin as the proper environment and other approvals have been obtained.

The assignment of the participation interest in Block Z-46 is conditioned upon the approval of the assignment by Perupetro S.A. (“Perupetro”), the state owned entity responsible for promoting, negotiating, underwriting and monitoring contracts for exploration and exploitation of hydrocarbons in Peru.  The Company, with the assistance of SK Innovation, has completed the documentation required for approval of the assignment; however confirmation of the approval has not yet been obtained. The farmout agreement with SK Innovation required approval from Perupetro by November 30, 2011. The Company and SK Innovation have met to discuss possible amendments to the farmout agreement, which may include an extension to the approval date from Perupetro and/or deletion of the approval condition altogether as a result of a re-structured economic deal.  Pursuant to the existing farmout with SK Innovation, if the Company did not receive the Perupetro approval by November 30, the agreement calls for a thirty day grace period during which the Company and SK Innovation have agreed to negotiate an amendment to the farmout agreement on mutually agreeable terms.   If the Company and SK Innovation are unable to agree upon any additional amendments during such thirty day grace period, SK Innovation has the right to terminate the agreement commencing December 31, 2011. Management believes that it maintains good relations with SK Innovation, and as a result, will be able to negotiate any necessary amendments to the farmout agreement on mutually agreed economic terms in the event the Perupetro approval is not ultimately obtained.  Notwithstanding the above, if SK Innovation elects to exercise its termination right, which will be effective as of December 31, 2011 assuming no new developments, the Company’s interest in Block Z-46 will be deemed re-assigned back to SK Innovation, and the Company will have the right to have returned any amounts paid under the farmout agreement, without interest.  In such event, our business would be materially adversely affected.

Peru Block Z-46.  Source: Gulf United Energy, Inc.

Peru: Block XXIV and TEA’s

Also in Peru, the Company has acquired, subject to regulatory approval, a 5% participating interest in Block XXIV, an approximately 276,137 gross acre concession, and a 2% participating interest in the Peru TEA.  The Peru TEA consists of four contiguous blocks totaling approximately 40 million gross acres onshore on the western flank of the Andes Mountains.  Block XXIV and Peru TEA are both operated by Upland.  Two exploratory wells have been drilled on Block XXIV and both wells are considered dry holes.  During 2011, Upland acquired 200 km of 2D seismic data on Block XXIV which is currently in processing.  Going forward, Upland will conduct further geologic studies to determine one or two seismically defined drilling locations. On the TEA areas during 2011, Upland completed a gravity aeromagnetic and satellite imaging study on the TEA which will be used to narrow the areas of interest for further geologic study.

Block XXIV.  Source: Gulf United Energy, Inc.

79°
75°
71°
0°
4°
8°
12°
16°
ECUADOR
COLOMBIA
BRASIL
BOLIVIA
CHILE
Block 24
TEA Area I
TEA Area II
TEA Area III
TEA Area IV
PETROBRAS
PERENCO
PLUSPETROL
TALISMAN
REPSOL
CEPSA
PETROLIFERA
GRAN TIERRA
OCCIDENTAL
PACIFIC
PAN ANDEAN
TRUE ENERGY
HUNT OIL
SAPET
ALTO PETROLEO
LIMA
OCEANO PACIFICO
OCEANO ATLANTICO
AMERICA DEL SUR
Perú petro
MAPA DEL PERU
LOTES DE CONTRATOS DE
OPERACIONES PETROLERAS
Y
CUENCAS SEDIMENTARIAS
LEYENDA
Lotes en Contratos
Lotes en Negociación
Lotes en Convenios
Convenios Hidrocarburos no Conv.
Para Contratos y Promoción
Areas en Promoción
Cuencas Sedimentarias
Oleoducto
Gasoducto
Areas Protegidas
Areas Intangibles
Escala Grafica
31 DE MAYO, 2008

Peru TEA Areas I, II, III, and IV.  Source: Perupetro S.A.

The assignment to the Company of the interests in Block XXIV and the Peru TEA are also subject to the approval of Perupetro S.A., along with certain governmental agencies of the Republic of Peru.  Until such time as the approvals are received, Upland is holding the Block XXIV and Peru TEA interests in escrow.  Upland has begun the process of obtaining the necessary approvals on behalf of the Company.  We have requested a status report on the approval process, but have not received it as of the date of this report.

While seismic evaluation has been ongoing on certain of our properties, it is unknown whether recoverable oil or gas reserves will be discovered.

The Company has granted to certain affiliates of the Company, including members of our senior management team, a 2% overriding royalty interest, proportionately reduced, on its interests in Block CPO-4, Block Z-46, Block XXIV, and the Peru TEA.

 Acreage

The following table sets forth information relating to our interests in prospects in Peru and Colombia:

Property	Operator	Ownership Interest	Total Gross Acres(1)	Total Gross Developed Acres	Total Gross Undeveloped Acres	Gross Productive Wells
Block XXIV	Upland Oil & Gas, LLC	5.0%	276,137	0	276,137	0
Peru TEA	Upland Oil & Gas, LLC	2.0%	40,321,163	0	40,321,163	0
Z-46	SK Innovation	40.0%	2,803,411	0	2,803,411	0
CPO-4	SK Innovation	12.5%	345,592	0	345,592	0

(1)The gross acreage cited includes acreage to be earned under existing farm-out and participation agreements.

A developed acre is an acre spaced or assignable to productive wells, a gross acre is an acre in which a working interest is owned, and a net acre is the result that is obtained when the sum of fractional ownership working interests in gross acres equals one.  The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.  We currently do not have any proved reserves.

Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether or not such acreage contains proved reserves, but does not include undrilled acreage held by production under the terms of a lease.

Title to Properties

We do not hold record title to any of our prospects.  We instead hold working interests (subject to regulatory approval) in our projects by virtue of the various agreements described herein.  Generally, title to oil and gas properties is subject to royalty, overriding royalty, carried working, net profits, working and other similar interests and contractual arrangements customary in the gas and oil industry, liens for current taxes not yet due and other encumbrances.

Governmental Regulation

The oil and gas industries in Peru and Colombia are highly regulated. Rights and obligations with regard to exploration, development and production activities are explicit for each project, and economics are governed by a royalty/tax regime. Various government approvals are required for acquisitions and transfers of exploration and exploitation rights, including meeting financial, operational, legal and technical qualification criteria.  Oil and gas concessions are typically granted for fixed terms with opportunity for extension.

Environmental Regulation – Community Relations

Our activities will be subject to existing laws and regulations governing environmental quality and pollution control in the countries where we expect to maintain operations. Our activities with respect to exploration, drilling and production from wells will be subject to stringent environmental regulation by regional, provincial and federal authorities in Peru and Colombia. Such regulations relate to, for example, environmental impact studies, permissible levels of air and water emissions, control of hazardous wastes, construction of facilities, recycling requirements and reclamation standards. Risks are inherent in oil and gas exploration, development and production operations, and we can give no assurance that significant costs and liabilities will not be incurred in connection with environmental compliance issues. There can be no assurance that all licenses and permits which may be required to carry out exploration and production activities will be obtainable on reasonable terms or on a timely basis, or that such laws and regulations would not have an adverse effect on any project that we may wish to undertake.

Employees

We currently have six full-time employees.  We utilize consultants, as needed, to perform strategic, technical, operational and administrative functions, and as advisors.

Insurance

We currently do not maintain any insurance coverage to cover losses or risks incurred in the ordinary course of business.

Research and Development

We have not incurred any research or development expenditures since inception.

Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. No legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve the Company which, in the opinion of the management of the Company, could reasonably be expected to have a material adverse effect on its business or financial condition.  There are no proceedings in which any of the directors, officers or affiliates of the Company, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to that of the Company

General

Our address is P.O. Box 22165, Houston, Texas 77227-2165 and our telephone number is 713-942-6575. Our web site, www.gulfunitedenergy.com, is currently under construction. You may access and read our SEC filings through the SEC's web site (http:www.sec.gov). This site contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC.

Item 1A.  Risk Factors

Important risk factors that could cause results or events to differ from current expectations are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company's business.

We are an international, development stage oil and gas exploration and production company with no operating history with which to evaluate our business.  We may never attain profitability.

We are an international, development stage oil and gas exploration and production company. As a development stage company with limited operating history, it is difficult for potential investors to evaluate our business. Our proposed operations are therefore subject to all of the risks inherent in the expense, difficulty, complications and delays frequently encountered in connection with the development of any new business, as well as those risks that are specific to the oil and gas industry and to that industry in South America, in particular. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have incurred annual operating losses since our inception. As a result, at August 31, 2011, we had an accumulated deficit of $18,942,564.  We have no revenue and do not anticipate receiving revenue unless we are successful in discovering economically recoverable oil or gas reserves.  We expect that our operating expenses will increase as we develop our projects.  We expect continued losses in fiscal 2012, and thereafter, until our projects generate profits and positive cash flow, if any.

We will need to raise additional capital in 2012.  If we are unable to raise additional capital in 2012, we may be unable to meet our capital requirements in the future, causing us to curtail future growth plans or cut back our operations.

As of August 31, 2011, we had $7,251,657 cash on hand.  We will require a minimum of $16.2 million to fund operations during fiscal year 2012, comprised of the following: (i) $10.4 million to fund obligations under existing farmout and participation agreements, (ii) $1.5 million towards repayment of existing credit facilities, (iii) $1.9 million to fund obligations under existing employment and consulting agreements, (iv) and an estimated $2.4 million for general working capital purposes.  This will require that we raise a minimum of $9 million during fiscal year 2012 to fund these expenses.  Additionally, our business strategy is to acquire additional oil and gas interests in Colombia and Peru should attractive opportunities be identified. While none have been identified to date, if we do identify and negotiate acquisition of oil and gas interests during the current fiscal year, we will need to raise significantly more than $9 million in fiscal 2012 to execute our business objectives and to fund expenses associated with, but not limited to:

•	complying with funding obligations under new or additional contractual commitments;

•	acquiring additional properties or mineral interests;

•	pursuing growth opportunities, including more rapid expansion;

•	making investments to improve our infrastructure;

•	hiring and retaining qualified management and key employees;

•	responding to competitive pressures;

•	complying with licensing, registration and other requirements;

•	maintaining compliance with applicable laws; and
•	maintaining sufficient funds for working capital purposes.

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

The assignment of the interest in CPO-4 is conditioned upon the approval by the National Hydrocarbon Agency of Colombia (“ANH”) and the Republic of Korea. To date, we have not obtained the written approvals from the Republic of Korea or the ANH. The farmout agreement with SK Innovation, as amended, requires these approvals by April 30, 2012. Pursuant to the existing farmout with SK Innovation, if the Company does not receive the approvals by April 30, 2012, the agreement calls for a thirty day grace period during which the Company and SK Innovation have agreed to negotiate an amendment to the farmout agreement on mutually agreeable terms.   If the Company and SK Innovation are unable to agree upon any additional amendments during such thirty day grace period, SK Innovation has the right to terminate the farmout agreement. If SK Innovation elects to exercise its termination right as the result of the failure to obtain the written approvals from the ANH or the Republic of Korea, the Company’s interest in Block CPO-4 will be deemed re-assigned back to SK Innovation, and the Company will have the right to have returned any amounts paid under the farmout agreement, without interest ($7,354,289 of which has been paid through August 31, 2011).  In such event, our business would be materially adversely affected.

The assignment of the participation interest in Block Z-46 is conditioned upon the approval of the assignment by Perupetro.  The Company, with the assistance of SK Innovation, has completed the documentation required for the approval of the assignment; however confirmation of the approval has not yet been obtained. The farmout agreement with SK Innovation required approval from Perupetro by November 30, 2011. The Company and SK Innovation have met to discuss possible amendments to the farmout agreement, which may include an extension to the approval date from Perupetro and/or deletion of the approval condition altogether as a result of a re-structured economic deal.  Pursuant to the existing farmout with SK Innovation, if the Company did not receive the Perupetro approval by November 30, 2011, the agreement calls for a thirty day grace period during which the Company and SK Innovation have agreed to negotiate an amendment to the farmout agreement on mutually agreeable terms.   If the Company and SK Innovation are unable to agree upon any additional amendments during such thirty day grace period, SK Innovation has the right to terminate the agreement commencing December 31, 2011. If SK Innovation elects to exercise its termination right, which will be effective as of December 31, 2011 assuming no new developments, the Company’s interest in Block Z-46 will be deemed re-assigned back to SK Innovation, and the Company will have the right to have returned any amounts paid under the farmout agreement, without interest ($5,626.488 has been paid through August 31, 2011). In such event, our business would be materially adversely affected.

The assignment to the Company of the interests in Block XXIV and the Peru TEA are also subject to the approval of Perupetro S.A. and certain governmental agencies of the Republic of Peru.  Until such time as the approvals are received, Upland is holding the Block XXIV and Peru TEA interests in escrow.

If we do not receive such approvals or are not able to work out favorable alternative arrangements with Upland, then we may not be able to legally protect or enforce our rights to the affected oil and gas interests.  As we do not currently have recordable title to any of our oil and gas interests relating to Block XXIV or the Peru TEA, our business would be materially adversely affected if we are unable to protect or enforce our rights to maintain our rights to our oil and gas interests.  Moreover, while we believe that we would have rights to receive or be refunded all amounts paid under the Block XXIV and Peru TEA agreements, there is no assurance that our operating partner would have readily available funds from which to reimburse our advances.

We may be unable to access the capital markets to obtain additional capital that we will require to implement our business plan in 2012, which would restrict our ability to grow.

Our current capital is insufficient to enable the execution of our business plan or to acquire additional properties and mineral interests.   Because we are a development stage company with limited resources, we may not be able to compete in the capital markets with much larger, established companies that have ready access to capital.  Our ability to obtain needed financing may be impaired by conditions in the capital markets (both generally and in the oil and gas industry in particular), our status as a new enterprise without a demonstrated operating history, the location of our prospective oil and natural gas properties in developing countries and prices of oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and/or the loss of key management. Further, if oil and/or natural gas prices on the commodities markets decrease, then our potential revenues, if any, will decrease, and such decreased future revenues may increase our requirements for capital. Some of the future contractual arrangements governing our operations may require us to maintain minimum capital, and we may lose our contract rights if we do not have the required minimum capital. If the amount of capital we can raise is not sufficient, we may be required to curtail or cease our operations.

The ongoing worldwide financial and credit crisis may continue indefinitely.  Because of severely reduced market liquidity, we may not be able to raise additional capital when we need it.  Because the future of our business depends on the completion of one or more investment transactions for additional capital, we may not be able to complete such transactions.  As a result, we may be forced to curtail our current business activities or cease operations entirely.

Our senior management team and non-executive directors are relatively new to our company and may not be able to develop and execute a successful new business strategy.

Although our senior management team and non-executive directors are highly experienced in the oil and gas industry, they are each relatively new to the Company which itself is new to this business.  Our management is in the process of developing and executing a business strategy for the Company.  If our management is not able to develop a business strategy which we can execute in a successful manner, our business could fail and/or we could lose all of our current and future capital.  Our business is speculative and dependent upon the implementation of our business plan and our ability to enter into agreements with third parties for the rights to exploit potential oil and gas reserves on terms that will be commercially viable for us.

Because our continuation as a going concern is in doubt, we will be forced to cease business operations unless we can raise sufficient funds to satisfy our working capital needs.

We have incurred losses since our inception resulting in an accumulated deficit of $18,942,564 at August 31, 2011.  Further losses are anticipated in developing our business.  As a result, as of August 31, 2011, our auditors have expressed substantial doubt about our ability to continue as a going concern. As of August 31, 2011, we had $7,251,657 cash on hand.  We will require a minimum of $16.2 million to fund operations during fiscal year 2012, and as a result, we will need to raise at approximately $9 million in fiscal year 2012.  If we cannot raise funds to meet our obligations, we will become further insolvent and may be required to cease business operations.

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

Our ability to successfully bid on and acquire properties, to discover resources, to participate in drilling opportunities and to identify and enter into commercial arrangements with customers, depends on developing and maintaining close working relationships with industry participants and on our ability to select and evaluate suitable properties. Further, we must consummate transactions in a highly competitive environment. These realities are subject to change and may impair our ability to grow.

To develop our business, we will endeavor to use the business relationships of our management and to enter into strategic relationships, which may take the form of joint ventures with other private parties or with local government bodies or contractual arrangements with other oil and gas companies, including those that supply equipment and other resources that we use in our business. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require that we incur expenses or undertake activities we would not otherwise incur or undertake in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

Our strategic partners may change ownership or senior management, and this may negatively affect our business relationships with these partners and our results of operations.

Our strategic partners may change ownership or senior management and this may negatively affect our business relationships with these partners and our results of operations.  It is possible that the change of ownership of any of our current or future strategic partners could have a negative impact on our relationship with them and we could lose our investment and suffer considerable losses if any of them choose to discontinue the relationship or their involvement in a particular project or their operations in Peru or Colombia.

Our strategic partners may not be able to timely deploy capital or may not be able to raise the capital necessary to conduct exploratory and production activities.

Our strategic partners will require significant capital resources to pursue the current exploration and production plan.  While SK Innovation appears to be well-capitalized, it may not be able to timely deploy the capital necessary to conduct exploratory and production activities for a variety of reasons, all of which are outside of our control.

Moreover, while we believe Upland, the operator on Block XXIV, has the financial strength to raise sufficient capital, we have no assurance that this is the case.  Failure by either party to deploy capital for the projects in which we participate will have a material adverse effect on our business.

Competition in obtaining rights to explore and develop oil and gas reserves and to market our production may impair our business.

The oil and gas industry is extremely competitive. Present levels of competition for oil and gas resources in South America, and particularly in Colombia, are high.  Significant amounts of capital are being raised worldwide and directed towards the South American markets, and more and more companies are pursuing the same opportunities.  Other oil and gas companies with greater resources will compete with us by bidding for exploration and production licenses and other properties and services we will need to operate our business.  Additionally, other companies may compete with us in obtaining capital from investors. Competitors include larger, foreign-owned companies, which may have access to greater financial and other resources than we, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, giving them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests.  Because of some or all of these factors, we may not be able to compete.

We may not be able to effectively manage our growth, which may harm our profitability.

Our strategy envisions building and expanding our business. If we fail to effectively manage our growth, our financial results will be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees.  We cannot assure you that we will be able to:

•	expand our systems effectively or efficiently or in a timely manner;

•	optimally allocate our human resources; or

•	identify and hire qualified employees or retain valued employees.

If we are unable to manage our growth and our operations, our financial results could be adversely affected, which will diminish our profitability.

Our business may suffer if we do not attract and retain talented personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting our business. We are in the process of building our management team.  The loss of any of our executive officers or our inability to attract qualified board members could adversely impact our business. We may also experience difficulties in certain jurisdictions in our efforts to obtain suitably qualified staff and to retain staff willing to work in that jurisdiction. While we do not currently carry “key man” life insurance on our key employees, we have entered into employment agreements with each of our management team.

Our success depends on the ability of our management and employees to interpret market and geological data correctly and to interpret and respond to economic market and other conditions in order to locate and adopt appropriate investment opportunities, monitor such investments and ultimately, if required, successfully divest such investments. Further, our future personnel may not continue their association or employment with us, and we may not be able to find replacement personnel with comparable skills.  If we are unable to attract and retain key personnel, our business may be adversely affected.

The Company’s operating results may fluctuate significantly from quarter to quarter, and fluctuations in operating results could cause the stock price to decline.

The Company's operating results may vary significantly from quarter to quarter due to a number of factors. In future quarters, operating and drilling results (including any dry holes drilled) may be below the expectations of public market analysts or investors, and the price of our common stock may decline.  Currently, the Company does not have a source of revenue, and it is doubtful that the Company will generate any revenues in the foreseeable future.  In addition, drilling results may fluctuate based on conditions outside of our control, and there is no guarantee that our drilling programs will meet projections, forecasts or the expectations of our management team, market analysts or our investors.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in Peru or Colombia or any other jurisdiction where we might conduct our business activities, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of the Company to carry on our business.  The actions, policies or regulations, or changes thereto, of any government body or regulatory agency or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate profitably or at all.

Risks Related to Our Industry and Regional Focus

Current volatile market conditions and significant fluctuations in energy prices may continue indefinitely, negatively affecting our business prospects and viability.

Commodities and capital markets have been under great stress and volatility during the past few years in part due to the credit crisis affecting lenders and borrowers on a worldwide basis. As a result of this crisis, crude oil prices tumbled from over one hundred forty dollars ($140) per barrel in mid-2008 to less than forty dollars ($40) per barrel in early 2009.  More recently, civil unrest and armed conflict in North Africa and the Middle East have driven oil prices sharply higher than the $75 to $90 that prevailed through most of 2010, to as high as $114 per barrel so far in 2011.  On the other hand, per-barrel prices have dropped as low as $76 during 2011. Our ability to enter into or profit from our existing exploration and production projects may be compromised, and in a continuing environment of lower crude oil and natural gas prices, our future results of operations and market value will be negatively affected.

Our exploration for oil and natural gas is risky and may not be commercially successful, impairing our ability to generate revenues.

Oil and natural gas exploration involves a high degree of risk. These risks are more acute in the early stages of exploration. Our expenditures on exploration may not result in discoveries of oil or natural gas in commercially- viable quantities. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof.  If exploration costs exceed our estimates, or if our exploration efforts do not produce viable reserves, our exploration efforts will not be commercially successful, which will adversely impact our ability to generate any revenues and our business strategy.

Exploratory oil and gas prospects, such as our Tamandua #1 well, involves a substantial amount of risk.

Developing exploratory oil and gas properties requires significant capital expenditures and involves a high degree of financial risk. The budgeted costs of drilling, completing, and operating exploratory wells are often exceeded and can increase significantly when drilling costs rise. Drilling may be unsuccessful for many reasons, including title problems, weather, cost overruns, equipment shortages, and mechanical difficulties. We have experienced difficulties in completing the Tamandua #1 well and there is no assurance that we will successfully complete the well or if successful, that the well will be economically successful.  Moreover, the successful drilling or completion of any oil or gas well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. We cannot assure you that our exploration, exploitation and development activities will result in profitable operations, the result of which will materially adversely affect our business.

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

It is difficult to project the costs of implementing an exploratory drilling and development program. Complicating factors include the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over-pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof. If we underestimate the costs of such programs, we may be required to seek additional funding, shift resources from other operations or abandon such programs.

We may not be able to develop oil and gas reserves on an economically-viable basis.

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

Because of the increased oil and gas exploration activities in South America and other areas, competition for available drilling rigs and related services and equipment has increased significantly, and these rigs and related items have become substantially more expensive and harder to obtain.  We may not be able to procure the necessary drilling rigs and related services and equipment or the cost of such items may be prohibitive.  Our ability to comply with future license obligations or otherwise generate revenues from the production of operating oil and gas wells could be hampered as a result of this, and our business could suffer.  Additionally, a shortage of crews available to shoot and process seismic activity could cause us to breach our obligations.

Decommissioning costs are unknown and may be substantial; unplanned costs could divert resources from other projects.

We may become responsible for costs associated with abandoning and reclaiming wells, facilities and pipelines which we may use for production of oil and gas reserves.  Abandonment and reclamation of these facilities and the costs associated therewith is often referred to as “decommissioning.” We have not yet established a cash reserve account for use in the future.  If decommissioning is required before economic depletion of our future properties or if our estimates of the costs of decommissioning exceed the value of the reserves remaining at any particular time to cover such decommissioning costs, we may have to draw on funds from other sources to satisfy such costs. The use of other funds to satisfy such decommissioning costs could impair our ability to focus capital investment in other areas of our business.

Our inability to obtain necessary facilities could hamper our operations.

Oil and natural gas exploration and development activities are dependent on the availability of drilling and related equipment, transportation, power and technical support in the particular areas where these activities will be conducted, and our access to these facilities may be limited. To the extent that we conduct our activities in remote areas, needed facilities may not be proximate to our operations, which will increase our expenses. Demand for such limited equipment and other facilities or access restrictions may affect the availability of such equipment to us and may delay exploration and development activities. The quality and reliability of necessary facilities may also be unpredictable, and we may be required to make efforts to standardize our facilities, which may entail unanticipated costs and delays. Shortages and/or the unavailability of necessary equipment, qualified personnel or other facilities will impair our activities, either by delaying our activities, increasing our costs or otherwise.

Environmental risks may adversely affect our business.

All phases of the oil and natural gas business present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of international conventions and federal, provincial and municipal laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures, and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to foreign governments and third parties and may require us to incur costs to remedy such discharge. The application of environmental laws to our business may cause us to curtail our production or increase the costs of our production, development or exploration activities.

Managing local community relations where we and our partners operate could be problematic.

We or our operating partners may be required to present our operational plans to local communities or indigenous populations living in the area of a proposed project before project activities can be initiated. Additionally, working with local communities will be an essential part of our work program for the development of any of our exploration and production projects in the region.  If we or our partners fail to manage any of these community relationships appropriately, our operations could be delayed or interrupted and we or our partners could lose rights to operate in these areas, resulting in a negative impact on our business, our reputation and our share price.

Our insurance may be inadequate to cover liabilities we may incur.

Our involvement in the exploration for, and development of, oil and natural gas properties may result in our becoming subject to liability for pollution, blow-outs, property damage, personal injury or other hazards. Although we intend to obtain insurance in accordance with industry standards to address such risks, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. In addition, such risks may not, in all circumstances be insurable or, in certain circumstances, we may choose not to obtain insurance to protect against specific risks due to the high premiums associated with such insurance or for other reasons. The payment of such uninsured liabilities would reduce the funds available to us.  The operators on our properties have insurance which covers the risks noted above, but, the current time, the Company does not.  If we suffer a significant event that is not fully insured or if the insurer of such event is not solvent or denies coverage, we could be required to divert funds from capital investment or other uses towards covering our liability for such events.

Our business is subject to local legal, political and economic factors which are beyond our control, which could impair our ability to build and expand our operations or operate profitably.

We expect to operate our business in Peru, Colombia and possibly other countries.  There are risks that economic and political conditions will change in a manner adverse to our interests. These risks include, but are not limited to, terrorism, military repression, nationalization, interference with private contract rights (such as privatization), extreme fluctuations in currency exchange rates, high rates of inflation, exchange controls and other laws or policies affecting environmental issues (including land use and water use), workplace safety, foreign investment, foreign trade, investment or taxation, as well as restrictions imposed on the oil and natural gas industry, such as restrictions on production, price controls and export controls. Any changes in oil and gas or investment and tax regulations and policies or a shift in political attitudes in countries in which we intend to operate are beyond our control and may significantly hamper our ability to build and expand our operations or operate our business at a profit. For example, changes in laws in the jurisdiction in which we operate or expand into with the effect of favoring local enterprises, changes in political views regarding the exploitation of natural resources and economic pressures may make it more difficult for us to negotiate agreements on favorable terms, obtain required licenses, comply with regulations or effectively adapt to adverse economic changes, such as increased taxes, higher costs, inflationary pressure and currency fluctuations.

Insurgent, criminal activities, and political instability in the territories in which we operate, or the perception that such activities are likely, may disrupt our operations, hamper our ability to hire and keep qualified personnel and impair our access to sources of capital.

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

Additionally, Colombia is among several nations whose eligibility to receive foreign aid from the United States is dependent on its progress in stemming the production and transit of illegal drugs, which is subject to an annual review by the President of the United States. Although Colombia is currently eligible for such aid, Colombia may not remain eligible in the future. A finding by the President that Colombia has failed demonstrably to meet its obligations under international counter-narcotics agreements may result in a number of consequences, including without limitation the cessation of bilateral aid, a restriction on future loans to Colombia, and trade sanctions.  Each of these consequences could result in adverse economic consequences in Colombia and could further heighten the political and economic risks associated with our operations there.

During the past several decades, Peru has had a history of political instability that has included military coups and a succession of regimes with differing policies and programs. Past governments have frequently intervened in the nation’s economy and social structure. Among other actions, past governments have imposed controls on prices, exchange rates and local and foreign investment as well as limitations on imports, have restricted the ability of companies to dismiss employees, have expropriated private sector assets (including mining companies) and have prohibited the remittance of profits to foreign investors. There is also risk of terrorism in Peru.  Any insurgent or criminal activities or political instability in the territories in which we operate will adversely affect our business.

We are subject to the Foreign Corrupt Practices Act (the “FCPA”), and our failure to comply with the laws and regulations thereunder could result in penalties which could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits.  Since all of our oil and gas properties are in Peru and Colombia, there is a risk of potential FCPA violations.  We have a FCPA policy and a compliance program designed to ensure that the Company, its employees and agents comply with the FCPA.  There is no assurance that such policy or program will work effectively all of the time or protect us against liability under the FCPA for actions taken by our agents, employees and intermediaries with respect to our business or any businesses that we acquire.  Any violation of these laws could result in monetary penalties against us or our subsidiaries and could damage our reputation and, therefore, our ability to do business.

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

We are a company organized under the laws of the State of Nevada and are subject to United States laws and regulations. The jurisdictions in which we intend to operate our exploration, development and production activities may have different or less developed legal systems than the United States, which may result in risks such as:

•	effective legal redress in the courts of such jurisdictions, whether in respect of a breach of law or regulation, or, in an ownership dispute, being more difficult to obtain;

•	a higher degree of discretion on the part of governmental authorities;

•	a lack of judicial or administrative guidance on interpreting applicable rules and regulations;

•	inconsistencies or conflicts between and within various laws, regulations, decrees, orders and resolutions; and

•	relative inexperience of the judiciary and courts in such matters.

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

Our operations will require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and to the discretion of the applicable governments, among other factors.  Our inability to obtain, or our loss of or denial of extension to any of these licenses or permits could hamper our ability to produce revenues from our operations.

Foreign currency exchange rate fluctuations may affect our financial results.

We expect to sell any future oil and natural gas production, if any, under agreements that will be denominated in U.S. dollars and foreign currencies. Many of the operational and other expenses we incur will be paid in the local currency of the country where we perform our operations. As a result, fluctuations in the U.S. dollar against the local currencies in jurisdictions where we operate could result in unanticipated and material fluctuations in our financial results. Local operations may require funding that exceeds operating cash flows and there may be restrictions on expatriating proceeds and/or adverse tax consequences associated with such funding.

We may not be able to repatriate our earnings.

We will be conducting all of our operations in South America through subsidiaries of one or more wholly-owned, offshore subsidiaries established for this purpose.  Therefore, we may be dependent on the cash flows of our offshore subsidiaries to meet our obligations.  Our ability to receive such cash flows may be constrained by taxation levels in the jurisdictions where our subsidiaries operate and by the introduction of exchange controls or repatriation restrictions in the jurisdictions where we operate.  There is no assurance that any exchange or repatriation restrictions will not be imposed in the future.

Risks Related to our Common Stock

The market price of our common stock is very volatile and the value of your investment is subject to sudden decreases.

The trading price for our common stock has been, and we expect it to continue to be, volatile. More specifically, the closing price of our stock has fluctuated between $0.15 per share and $0.55 per share since September 1, 2010. The price at which our common stock trades depends upon a number of factors that are beyond our control. The stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Further, during periods of stock market price volatility, share prices of many companies have fluctuated in a manner not necessarily related to their operating performance; accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

There is not now, and there may never be, an active market for our common stock.

There currently is an extremely limited market for our common stock.  Further, although our common stock is currently quoted on the Pink Sheets OTCQB, trading of our common stock can be sporadic.  Several days may pass before any shares are traded.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common stock.  Accordingly, investors must assume they may have to bear the economic risk of an investment in our common stock for an indefinite period of time, and may lose their entire investment.  There can be no assurance that a more active market for our common stock will develop, or if one should develop, there is no assurance that it will be sustained.  This severely limits the liquidity of our common stock and would likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

We cannot assure that our common stock will become liquid or that it will be listed on a national securities exchange.

Until our common stock is listed on a national securities exchange such as the NASDAQ National Market or the NYSE Amex, we expect our common stock to remain eligible for quotation on the Pink Sheets OTCQB.  If we fail to meet the criteria set forth in Securities and Exchange Commission (“SEC”) regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock.  This would also make it more difficult for us to raise capital.

Future sales of our common stock could lower our stock price.

We will sell additional shares of common stock to fund working capital obligations, and we may issue additional shares of common stock or securities convertible into shares of common stock to finance future acquisitions.  In connection with the closing of our February 2011 private placement, we issued warrants to purchase up to 1 million shares of our common stock.  We have issued to certain of our executive officers five-year options to purchase up to 3,500,000 shares of common stock, exercisable at prices ranging from $0.27 to $0.32 per share, of which 1,165,500 shares vest in calendar year 2012, 1,165,500 shares vest in calendar year 2013, and 1,167,500 shares vest in calendar year 2014.   We have also granted to certain of our executive officers and non-executive directors 1,950,000 shares of restricted stock, of which 649,996 shares vest in calendar year 2012, 650,002 shares vest in calendar year 2013, and 650,002 shares vest in calendar year 2014.   We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock.  Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.  Moreover, sales of our common stock by existing shareholders could also depress the price of our common stock.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver to the potential investor, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

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

Disclosure also has to be made to the potential investor about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The price of our common stock will remain volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;
•	announcements of drilling developments by us, our strategic partners or our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	adoption of new accounting standards affecting our Company’s industry;
•	additions or departures of key personnel;
•	sales of our common stock or other securities in the open market;
•	catastrophic equipment failures, such as blow-outs;
•	litigation; and
•	other events or factors, including the price of oil and gas, many of which are beyond our control.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

A description of our interests in oil and gas properties is included in “Item 1. Business.”

Item 3.  Legal Proceedings

None

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General Market Information

The Company’s common stock is listed for quotation on the Pink Sheets OTCQB under the symbol “GLFE.”  The market for our common stock is limited, sporadic, and highly volatile. The following table sets forth the approximate high and low closing prices for our common stock for the last two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common stock is very thinly traded and, thus, pricing of our common stock on the OTCQB does not necessarily represent its fair market value.

YEAR 2011		High	Low
	Quarter ended August 31, 2011	$0.40	$0.25
	Quarter ended May 31, 2011	$0.55	$0.27
	Quarter ended February 28, 2011	$0.54	$0.25
	Quarter ended November 30, 2010	$0.34	$0.15
YEAR 2010
	Quarter ended August 31, 2010	$0.32	$0.15
	Quarter ended May 31, 2010	$0.40	$0.08
	Quarter ended February 28, 2010	$0.23	$0.04
	Quarter ended November 30, 2009	$0.24	$0.05

On November 21, 2011, the closing sales price for the common stock as reported by the OTCQB was $0.27 per share.  At November 21, 2011, there were approximately 129 stockholders of record of the common stock.

No cash dividends have been paid by the Company on its common stock. The dividend and earnings retention policies are reviewed by the Board of Directors of the Company from time to time in light of, among other things, the Company’s earnings, cash flows, and financial position.

Recent Issuances of Common Stock

In November, 2011, we issued 500,000 shares to a consultant for services to be rendered.  In October 2011, we granted our non-executive directors an aggregate of 550,000 shares of restricted stock which vest 1/3 each year beginning on the first anniversary of the grant date.  Additionally, we issued to our chief financial officer, pursuant to his employment agreement (i) a five-year option to purchase 500,000 shares of common stock, exercisable at $0.27 per share, which vests 1/3 each year beginning on the first anniversary of the grant date and (ii) 200,000 shares of restricted stock which vest 1/3 each year beginning on the first anniversary of the grant date.

In July 2011, we issued 5.1 million shares of common stock to three consultants in exchange for general advisory services.  Also in July 2011, we issued to our executive officers pursuant to their employment agreements (i) five-year options to purchase an aggregate 3.5 million shares of common stock, exercisable at $0.32 per share, which vest 1/3 each year beginning on the first anniversary of the grant date and (ii) an aggregate 1,400,000 shares of restricted stock which vest 1/3 each year beginning on the first anniversary of the grant date.

In March 2011, we issued 2 million shares of common stock to a director pursuant to a director’s agreement.

In February 2011, we sold 83,388,726 shares of our common stock for gross proceeds of $25,016,618.  In connection with the sale of these shares, we paid $1,644,905 in commissions and offering related expenses.  In addition, the Company issued five-year warrants to purchase up to 1 million shares of common stock to Pritchard Capital Partners, LLC, as placement agent, with an exercise price of $0.30 per share.  Additionally, in February 2011, we issued 125,000 shares of common stock to a consultant for services to be rendered.

In January 2011, we issued our chief executive officer 2.7 million shares of common stock pursuant to his employment agreement.

Between December 2010 and January 2011, the Company sold 12,625,000 shares of its common stock at $0.20 per share for total gross proceeds of $2,525,000.  The proceeds were used for general working capital purposes. In connection with the sale of these shares, the Company paid a registered broker dealer a cash finder’s fee of $3,200 and 304,000 shares of common stock.

On December 7, 2010, the Company received $3,800,000 in bridge financing from two shareholders through the issuance of 14% debentures.  The debentures were secured by the Company’s interest in Colombia CPO-4.  In connection therewith, we sold to these shareholders an aggregate of 1,000,000 shares of common stock for $200,000. The proceeds from the sale and issuance of the notes and shares of common stock were used for general working capital purposes. Additionally, we entered into one year consulting agreements with each of these investors, pursuant to which they were issued 20 million shares each for services to be rendered. The debentures were repaid in full in February 2011.

Between September and November 25, 2011, we issued 5.1 million shares of our common stock for services rendered and 500,000 shares of our common stock for services rendered or to be rendered.

The securities described above were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933 as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention was to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. Except as stated above, none of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Securities Authorized for Issuance under Equity Compensation Plans

On June 14, 2011, the Company’s Compensation Committee adopted the Company’s 2011 Stock Incentive Plan (the “2011 Plan”).  The Plan was approved to reward long-term performance, encourage the achievement of superior results over time, align executive and stockholder interests and retain executive management through the award of a combination of restricted stock, stock options and other stock-based compensation. The board of directors believes that by providing employees, consultants, and directors with an opportunity to acquire a proprietary interest in the Company and additional incentive and reward opportunities based on the growth of the Company, the 2011 Plan will give such individuals a stronger incentive to work for the continued success of the Company. The board also believes that the 2011 Plan is critical for the Company in attracting and retaining outside personnel, without which we will not be competitive in the employment environment today.

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

The key features of the plan include: (i) no re-pricing of stock options without stockholder approval; (ii) no grants of discounted awards; (iii) independent committee administering the plan; (iv) the plan prohibits shares from being added back to the aggregate plan limit under the following circumstances: (1) shares tendered in payment of the option price; (2) shares withheld by the Company to satisfy the tax withholding obligation; and (3) shares that are repurchased by the Company with option right proceeds; (v) minimum three-year vesting requirements for options, restricted stock awards and incentive awards, except as awarded in lieu of cash compensation; and (vi) minimum one-year performance period for performance awards.

The following table gives information about the Company’s common stock that may be issued upon the exercise of options granted under the 2011 Plan as of August 31, 2011.

Number of securities
remaining available for
	Number of securities to be		future issuance under equity
	issued upon exercise of	Weighted average exercise	compensation plans
	outstanding options, warrants and rights	price of outstanding options, warrants and rights	(excluding securities reflected in column A)
	(A)	(B)	(C)
Plan Category
Equity Compensation Plans
Approved by Security Holders	-	$-	-
Equity Compensation Plans
Not Approved by Security Holders	3,000,000		39,550,000
Total	3,000,000	$0.32	39,550,000

Additional information regarding our share-based compensation plans and plan activity for fiscal 2011 is provided in the notes to our consolidated financial statements in this Annual Report in “Notes to Consolidated Financial Statements”.

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

Plan of Operation

Overview

We are an international, development stage oil and gas exploration company.  We have initially concentrated our efforts in Colombia and Peru, where we believe we have acquired attractive oil and gas interests.  Our strategy is to develop a portfolio of non-operated oil and gas assets, primarily focused in South America, by balancing an inventory of near-term drilling projects with oil and gas development activities requiring extended lead times.

Our current asset portfolio includes participation in two hydrocarbon exploration blocks operated by SK Innovation.  SK Innovation is a subsidiary of SK Group, one of South Korea’s top five industrial conglomerates.  SK Innovation is Korea’s largest petroleum refiner and is currently active in 29 blocks in 16 countries.

In Colombia, we have acquired, subject to regulatory approval, a 12.5% working interest in the 345,592 acre CPO-4 block in the Llanos Basin.   In July 2011, the Company spudded the Tamandua-1, a 16,300 foot well, in the northern part of CPO-4.  In Peru, we have acquired, subject to regulatory approval, a 40% working interest in the 2,803,411 acre Z-46 offshore block in the Trujillo Basin. Recent re-processed 2-D seismic data suggests a submarine fan deposition on the block and multiple leads have been identified. Two wells previously drilled on the block by Repsol reported oil, indicating an active hydrocarbon system.

Also in Peru, we have acquired, subject to regulatory approval, a 5% participating interest in Block XXIV, an approximately 276,137 gross acre concession, and a 2% participating interest in the Peru TEA.  The Peru TEA consists of four contiguous blocks totaling approximately 40 million gross acres onshore on the western flank of the Andes Mountains.  Block XXIV and Peru TEA are both operated by Upland.  During fiscal 2011, Upland acquired 200 km of 2D seismic on Block XXIV in Peru.  These data are currently being processed.  During fiscal 2012, Upland will conduct additional geologic studies to determine up to two seismically defined drilling locations.  On the TEAs, Upland completed a gravity aeromagnetic and satellite imaging study that will be used to direct further geologic study.

Planned Development Activities

We will conduct additional drilling activities based in part on an ongoing assessment of economic efficiencies, license contract requirements, likely success and logistical issues such as scheduling, required maintenance and replacement of equipment, subject to the discretion of the operators on our prospects.  During fiscal year 2012, we will need approximately $10.4 million to fund obligations under our farmout and participation agreements as follows:

•	On the Peru Z-46 property, approximately $2.9 million to fund past costs which is due upon government approval of the assignment of interest, and approximately $0.5 million for joint operating costs.

•
On Block CPO-4 are estimated to be approximately $3.9 million to fund past costs which is due upon government approval of the assignment of our interest, $2.1 million for ongoing costs related to one well currently being drilled and one more expected to be drilled during the current fiscal year, and $0.3 million for joint operating costs.

•
Related to Block XXIV and the Peru TEA, we have received a gross estimate of expected costs for the coming fiscal year that would obligate the Company to approximately $0.5 million in joint interest billings for Block XXIV and $0.2 million for the Peru TEA.

We have not earned any revenues during the period from inception through August 31, 2011.  To the extent that we are successful in discovering proven reserves on our oil and gas properties and raising additional capital, we plan to develop the areas in the properties with proven reserves, if any, as rapidly as practical.  Our goal is to generate revenue as quickly as possible from our oil and gas properties by developing the properties to the extent allowed by funds raised, revenue (if any) and other practical limitations.

Sale of Joint Venture in Mexico

On June 8, 2009, the Company entered into an agreement with its joint venture partner to sell its interest in the joint venture projects to the partner for $1,000,000 that was to be paid over a period of 15 months beginning at the closing, which was scheduled for mid- to late-August 2009.  After granting several extensions of the closing date in order to complete a final stock sale document, negotiations were terminated and the value of the joint venture investment was written to zero as of our May 31, 2010 form 10-Q filing.  In July, 2010, negotiations for the sale of the Company’s joint venture interest were restarted and the sale was consummated on September 23, 2010 and closed on November 1, 2010.  This sale effectively ended the Company’s operations in pipeline and LNG infrastructure investment and the Company became exclusively an investor in oil and gas properties. Gain from this sale is recorded only when the funds are received.  We have collected $350,000 of the $1,000,000 selling price.  The joint venture partner is delinquent in making three $150,000 payments which were due May 1, August 1 and November 1, 2011 payments and we are in the process of  negotiating a revised repayment schedule, but there is no assurance that the remaining $650,000 balance will be paid.

Financing Activities

$25 Million Equity Raise

On February 15, 2011, the Company consummated a private offering pursuant to which it sold to institutional investors 83,388,726 shares of its common stock at a purchase price of $0.30 per share for gross proceeds of $25,016,618. In connection with the sale of the shares, the Company paid to Pritchard Capital Partners, LLC, the exclusive placement agent in the offering, a cash commission of $1,626,080 and $81,486 towards the reimbursement of out-of-pocket expenses and legal fees.  Additionally, Pritchard Capital was granted a five year warrant to purchase up to 1 million shares of Company common stock exercisable at $0.30 per share (the “Placement Agent Warrant”).

The Company entered into a registration rights agreement with Pritchard Capital and the investors pursuant to which the Company registered the resale of the shares of common stock and the shares of common stock underlying the Placement Agent Warrant.  The registration statement registering these shares was declared effective by the SEC on April 8, 2011.

Liquidity and Capital Resources

At August 31, 2011, the Company has current assets of $7,256,100, current liabilities of $2,673,263, resulting in a working capital surplus of $4,582,837.  Other than shareholder loans which currently total $1,499,911 ($1,389,634 net of discount) and $26,574 in loans payable to related parties, the Company has no other credit facilities.  During fiscal 2011, we received cash of $25,822,119 from the sale of shares of our common stock in two private placements.  Also during fiscal 2011, we raised $1.3 million through the sale of short-term notes.  As of August 31, 2011, we had $7,251,657 cash on hand.  We will require a minimum of $16.2 million to fund operations during fiscal year 2012, comprised of the following: (i) $10.4 million to fund obligations under existing farmout and participation agreements, (ii) $1.5 million towards repayment of existing credit facilities, (iii) $1.9 million to fund obligations under existing employment and consulting agreements, (iv) and $2.4 million for general working capital purposes based on our current burn rate.  This will require that we raise a minimum of $9 million during fiscal year 2012 to fund these expenses.  Additionally, our business strategy is to acquire additional oil and gas interests in Colombia and Peru should attractive opportunities be identified. While none have been identified to date, if we do identify and negotiate acquisition of oil and gas interests during the 2012 fiscal year, we will need to raise significantly more than $9 million in fiscal 2012 to execute our business objectives. The Company has no other sources of financing and will continue to rely on best efforts equity, equity equivalent or debt financings and borrowings from shareholders. There are no additional commitments from or assurances that we will be able to raise additional capital on terms favorable to the Company or at all.  Our auditors have issued a going concern opinion for our financial statements due to their substantial doubt about our ability to continue as a going concern.

Results of Operations

Year Ended August 31, 2011, Compared to Year Ended August 31, 2010:

($ in thousands)
	2011 .	2010 .
Revenue	$-	$-
Expenses:
Office and other	35	5
Depreciation expense	22	12
Officer's salary and related expenses	2,008	167
Professional fees	1,354	551
Consulting	758	-
Consulting – related parties	8,982	-
Referral fees	-	45
Rent and lease expense	2	-
Travel	143	15
Interest expense	942	147
Interest expense – related parties	693	423
Subsidiary formation cost	-	10
Interest income	(15)
(Gain) loss from discontinued operations	(350)	940
Total Expenses	14,574	2,315
Net loss for the year	$(14,574)	$(2,315)

The Company incurred a net loss of $14,574,000 for the year ended August 31, 2011 which is $12,259,000 higher than the net loss of $2,315,000 in 2010.  The higher loss is due primarily to the increased officer’s salary, consulting expenses, a significant increase in professional fees as well as increased interest expense associated with greater borrowings and loan discount amortization in fiscal 2011.

Operating Expenses

The following table sets forth summarized operating expense information for the years ended August 31, 2011 and 2010:

($ in thousands)
	2011.		2010.	$ Change
Office and other	$35		$5	$	$ 30
Depreciation expense	22		12		10
Officer's salary and related expenses	2,008		167		1,841
Professional fees	1,354		551		803
Referral fees	-		45		(45)
Consulting	758		-		758
Consulting – related parties	8,982		-		8,982
Rent and lease expense	2		-		2
Travel	143		15		128
Interest expense	942		147		795
Interest expense – related parties	693		423		270
Subsidiary formation cost	-		10		(10)
Interest income	(15)		-		(15)
(Gain) loss from discontinued operations	(350	) .	940		(1,290)
	$14,574.		$2,315.		$$12,259

For the year ended August 31, 2011, expenses increased $12,259,000 as compared to the year ended August 31, 2010. The increase occurred primarily due to: (i) the increase in Officers’ salary and related expenses, (ii) consulting expenses; (iii) the increase in professional fees which includes accounting, legal fees, geotechnical services and other, and; (iv) the increase in interest expense including loan amortization.

Net Loss

For the twelve months ended August 31, 2011, our net loss was $14,574,000 compared to a loss of $2,315,000 for the twelve months ended August 31, 2010. The increase in the loss for the twelve months ended August 31, 2011 as compared to the twelve months ended August 31, 2010 was attributable to the significant operating expense increases and increased interest expense as noted above.

Net Loss Applicable to Common Shareholders

For the twelve months ended August 31, 2011, our net loss per share was $0.04 compared to a loss of $0.02 for the twelve months ended August 31, 2010.

Cash flows

Cash flows from the Company's operating activities used cash of $3,495,501 for the year ended August 31, 2011, compared to net cash used of $387,693 in the year ended August 31, 2010.  During the year ended August 31, 2011, investing activities used cash of $8,955 for capital expenditures and $12,496,000 for investments in oil and gas properties.  The Company's financing activities provided net cash proceeds of $23,232,434 in the year ended August 31, 2011, compared to $3,338,000 cash provided in the year ended August 31, 2010. The cash provided in the twelve months ended August 31, 2011 was provided by sales of common stock totaling $25,822,119 and proceed of shareholder loans of $1,400,000 and was reduced by note principal reductions totaling $3,989,685.  In 2010, the financing was provided by $587,500 proceeds from the sale of restricted, common shares and $2,900,500 proceeds from shareholder notes payable.

For the period from inception-to-date, the Company has used cash of $4,307,202 in operating activities, $15,689,399 in investing activities and $27,248,258 was provided from financing activities.

Going Concern

In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least August 31, 2012.  The Company expects to finance its operations primarily through its existing cash and any future equity and debt financing. However, there exists substantial doubt about the Company’s ability to continue as a going concern because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted.   Therefore, there is substantial doubt as to the Company’s ability to continue as a going concern. Additionally, our independent auditors included an explanatory paragraph in their report on our consolidated financial statements included in this report that raises substantial doubt about our ability to continue as a going concern.  The Company’s ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. In addition, the Company’s ability to complete an offering may be dependent on the status of its oil and gas exploration activities, which cannot be predicted. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable.

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

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations as of August 31, 2011 and through the end of fiscal 2012 consist of the oil and gas participation and farm out agreements and other obligations detailed above under Liquidity and Capital Resources and under Note 8 to the financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of August 31, 2011 and 2010, the Company did not have any off-balance-sheet arrangements.

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

Cash

Cash includes cash in a demand deposit and money market account with a Houston bank and a demand deposit account at a Colombia bank.

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

Computer Equipment

Computer Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The costs associated with normal maintenance, repair, and refurbishment of equipment are charged to expense as incurred. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in net loss for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deductions are made for retirements resulting from renewals or betterments.

Software License

The value of the software license is stated at cost. Depreciation is computed using the straight-line method over the thirty six-month estimated useful life of the software. Any costs associated with maintenance and upgrades will be charged to expense as incurred. When the asset is retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in net loss for the period; significant renewals and betterments are capitalized.  Deductions are made for retirements resulting from renewals or betterments.

Impairment of Long-lived Assets

The Company evaluates impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered.  These events include market declines, decisions to sell an asset and adverse changes in the legal or business environment.  If events or circumstances indicate that a long-lived asset’s carrying value may not be recoverable, the Company estimates the future undiscounted cash flows from the asset, for which the lowest level of separate cash flows may be determined, to determine if the asset is impaired.  If the total undiscounted future cash flows are less than the carrying amount for the asset, the Company estimates the fair value of the asset through reference to sales data for similar assets, or by using a discounted cash flow approach.  The asset’s carrying value is then adjusted downward to the estimated fair value.  These cash flow estimates and assumptions could change significantly either positively or negatively.  As of the date of this report based on all currently known facts and circumstances, management does not believe that any impairment exists on any long-lived assets.

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

As of August 31, 2011, the Company had oil and gas property investments in the amount of $20,160,581 that are excluded from amortization because reserves have not been proven on those properties. If proved reserves are found and when its quantity can be estimated, costs in excess of the present value of estimated future net revenues will be charged to impairment expense. The Company will apply the full cost ceiling test on a quarterly basis on the date of the latest consolidated balance sheet presented.  The operator of the one of the Company’s participation interests plans to continue to drill exploratory wells.  It is not known at this time if any recoverable resources of oil and gas exist on the Company’s properties.  As of the date of this report and based upon all the known facts and circumstances, management does not believe that any impairment exists with respect to these properties.

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

Asset Retirement Obligation

GAAP requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and natural gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units of production method. Should either the estimated life or the estimated abandonment costs of a property change materially upon the Company’s quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using the Company’s credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost related to oil and gas property accounts.  At August 31, 2011 and 2010, the Company has no material asset retirement obligations.

Basic Loss Per Share

The Company is required to provide basic and diluted earnings (loss) per common share information.  The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended August 31, 2011 and 2010, there were no potentially dilutive securities issued so diluted net loss per common share equals basic net loss per share.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Gulf United Energy, Inc. and its wholly-owned subsidiaries, Gulf United Energy del Peru, Ltd., Gulf United Energy Cuenca Trujillo, Ltd. and Gulf United Energy del Colombia, Ltd. as of August 31, 2011 and 2010. All significant inter-company transactions and balances have been eliminated in the consolidation.

Accounting for Uncertain Tax Positions

Generally accepted accounting principles (GAAP) provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an entity’s financial statements.  GAAP requires an entity to recognize the financial statement impact of a tax position when it is more likely that not that the position will we sustained upon examination. The Company believes that all significant tax positions utilized by the Company will more likely than not be sustained upon examination.  As of the Company’s fiscal year-end, August 31, 2011 and 2010, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the year 2008 forward (with limited exceptions). Tax penalties and interest, if any, would be accrued as incurred and would be classified as tax expense in the consolidated statements of operations.

Foreign Currency Translation

We conduct our operations in one functional currency, the U.S. dollar. If we conduct business in the currencies of Peru or Colombia, balance sheet accounts will be translated into U.S. dollars at the appropriate period-end rates while income and expenses will be translated at average exchange rates during the period. Cumulative translation gains or losses related to net assets located outside the U.S. will be shown as a component of shareholders’ equity. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than U.S. dollars, will be included in the consolidated statements of operations.  There are no such transactions in the current financial statements.

Item 8.  Financial Statements and Supplementary Data

The financial statements prepared in accordance with Regulation S-X are included in a separate section of this report.  See the index to Financial Statements at Item 15(a)(1) and (2) of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2011. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended August 31, 2011, there were several changes in our internal control over financial reporting that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.  Those changes included engaging third party consultants with the background necessary to improve our internal controls.  Additionally, we implemented process changes to facilitate segregation of duties and secondary reviews for certain business transactions, and modified, added and strengthened internal controls as necessary to ensure processes would provide assurance that internal controls function as intended.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2011 based on the framework in Internal Control—Integrated Framework and the Internal Control over Financial Reporting – Guidance for Smaller Public Companies both issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concludes that as of August 31, 2011, the Company's internal control over financial reporting is effective based on those criteria.

Harper & Pearson Company, P.C., an independent registered public accounting firm, has audited the consolidated financial statements prepared by management and audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011. Their report on the consolidated financial statements as well as their report on the Company’s internal control over financial reporting is set forth on page F-1 of this Report.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company’s directors and executive officers are as follows:

Name	Age	Position
John B. Connally III	65	Director, Chief Executive Officer, President, and Chairman of the Board
David C. Pomerantz	51	Chief Financial Officer, Treasurer, and Secretary
Jim D. Ford	57	Executive Vice President, Business Development and Operations
Ernest B. Miller IV	43	Executive Vice President, Corporate Development and Administration
James C. Fluker III	63	Vice President, Exploration
John N. Seitz	59	Director
Thomas G. Loeffler	65	Director

Mr. John B. Connally, III was appointed President, Chief Executive Officer and director in September 2010.  Mr. Connally has engaged in oil and gas investments since the mid-1980’s.  Since May 2002, Mr. Connally has also served as a director of Endeavour International Corporation (“Endeavour”), a public company listed on the NYSE and on the London Stock Exchange, which is engaged in oil and gas exploration and production in the U.K. North Sea and in the domestic U.S. market. Mr. Connally was recently appointed as the lead director of Endeavour.  Mr. Connally also serves as the chairman of the compensation committee and member of the audit committee of Endeavour.  Until the mid-1980’s, Mr. Connally served as a partner in the law firm of Baker Botts LLP, specializing in corporate finance and mergers and acquisitions for energy and oil field service companies. Mr. Connally was a founding director of Nuevo Energy Company, a Houston-based oil and gas exploration and production company listed on the NYSE and a founder of Pure Energy Group, Inc. and Pure Gas Partners, Ltd., a private oil and gas exploration and production entity operating in the state of New Mexico, where he also served as a director and chief executive officer.  Mr. Connally provides the board with leadership and management knowledge.

Mr. David C. Pomerantz has served as the Company's Chief Financial Officer, Treasurer and Secretary since April 2007.  From March 2005 to present, Mr. Pomerantz has served as a partner with Clear Financial Solutions, Inc., a company providing consulting and CFO services. From February 2003 to March 2005, Mr. Pomerantz served as chief financial officer and then chief operating officer for General Solutions, Ltd., an electronics manufacturing and software development company. From March 2000 to February 2003, Mr. Pomerantz held a senior manager role in the consulting group of UHY Advisors, Inc., a CPA and professional services firm. From 1999 to 2000, Mr. Pomerantz was the director of strategic planning and then president of PRS International, Inc. From 1988 to 1999, Mr. Pomerantz was controller and then operations manager for a division of Tyco International, Inc.  Mr. Pomerantz attended Emory University and received his Business Administration degree in accounting from The University of Texas at Austin. Mr. Pomerantz is a member of The Houston Technology Center and the MIT Enterprise Forum and is active on boards and executive boards of several non-profit organizations.

Mr. Jim D. Ford has served as our Executive Vice President, Business Development and Operations since December 2010, and has over 30 years of experience in the energy sector.  From September 2005 to September 2010, Mr. Ford served as a director of Rodeo Development Ltd., a privately held company that developed the Logbaba Natural Gas & Condensate block in Douala, Cameroon, and which is now a wholly owned subsidiary of Victoria Oil & Gas (London AIM).  Mr. Ford served as the president of Rodeo Development Ltd. from September 2005 to March 2010.  Previously, Mr. Ford served as president of Riata Resources Corp. from May 2001 to November 2006. He has also served as a director of Riata Resources Corp. since May 2001.  Mr. Ford’s previous experience includes serving as President of Intercap Resource Management Corp., a publicly traded company active in Yemen and Colombia, as Santa Fe Energy’s senior international negotiator, and as president of a number of Santa Fe Energy's international subsidiaries, including Santa Fe Energy (Colombia) Ltd. and Petrolera Santa Fe (Ecuador).  At Santa Fe Energy, Mr. Ford was directly involved in South America, Africa, the Former Soviet Union, and Asia, including the People’s Republic of China where he was responsible for negotiating the first production sharing agreement in onshore China.

Mr. Ernest B. Miller IV has served as our Executive Vice President, Corporate Development and Administration since December 2010, and has 18 years of experience in energy development, operations, and finance with public and private companies based in the US, Canada, and United Kingdom.  Mr. Miller was a partner in Rodeo Development Ltd. from September 2005 to March 2010.  Prior to his work with Rodeo Development Ltd. in Cameroon, Mr. Miller was director of finance with Calpine Corporation (NYSE), responsible for project financing for the construction of new combined cycle power plants as well as the acquisition of natural gas reserves.  After leaving Calpine, Mr. Miller provided consulting services to BPZ Energy (NYSE) in arranging their IFC financing package, and was a principal in Tiger Midstream Development.

Mr. James C. Fluker III has served as our Vice President of Exploration since December 2010, is a professional geophysicist and geologist with over 30 years of experience in petroleum exploration.  Since December 2009, Mr. Fluker has served as a consultant of the Company, recently providing services relating to the Company’s oil and gas interests in Peru and Colombia.  Between April 2007 and November 2009, Mr. Fluker was a consultant for SK Energy.  Between January 2006 and May 2007, Mr. Fluker served as a consultant of CCC.  Prior thereto, between January and December 2005, Mr. Fluker was a consultant for Teikoku Oil Co.  Prior to his consulting work, Mr. Fluker was with Exxon Mobil Corporation, specializing in the Gulf Coast region of Texas.  He later served as exploration manager for Tenneco Oil Co. in Ecuador.  Mr. Fluker also served 11 years with Nippon Oil Exploration working in South America.  Prime areas of interest in South America for Teikoku Oil were Colombia, Peru and Venezuela.  Mr. Fluker speaks, reads and writes Spanish fluently.

Mr. John N. Seitz was appointed as a director of the Company in January 2011.  Mr. Seitz is a founder and Vice Chairman of the board of Endeavour.  From 2003 until 2006, Mr. Seitz served as Co-Chief Executive Officer of Endeavour. From 1977 to 2003, Mr. Seitz held positions of increasing responsibility at Anadarko Petroleum Corporation, serving most recently as a director and as president and chief executive officer. Mr. Seitz is a trustee of the American Geological Institute Foundation and serves on the board of managers of Constellation Energy Partners LLC (NYSE: Arca), a company focused on the acquisition, development and exploitation of oil and natural gas properties and related midstream assets.  He also serves on the board of directors of ION Geophysical Corporation, a leading technology-focused seismic solutions company.  Mr. Seitz holds a Bachelor of Science degree in Geology from the University of Pittsburgh, a Master of Science degree in Geology from Rensselaer Institute and is a Certified Professional Geoscientist in Texas. Mr. Seitz has completed the Advanced Management Program at the Wharton School.

Mr. Seitz’ broad experience as a leader of global exploration and production companies such as Endeavour and Anadarko is expected to provide an important resource for our board when considering industry and customer issues.  In addition, Mr. Seitz’ geology background and expertise will assist the board in better understanding industry trends and issues.

Mr. Thomas G. Loeffler was appointed as a director of the Company in January 2011. Mr. Loeffler is currently a partner with Akin Gump Strauss Hauer & Feld LLP.  He co-founded and was Co-Chairman of Gray Loeffler, LLC, a global business advisory firm providing industry focused strategic development and implementation services to clients across the country and around the world from 2009 through September, 2011.  Mr. Loeffler has been engaged in the practice of law since 1971 and prior to the founding of Gray Loeffler in 2009, Mr. Loeffler was the chairman and senior partner of The Loeffler Group LLP and its predecessor firm, Loeffler Tuggey Pauerstein Rosenthal LLP.  Between 2000 and 2007, Mr. Loeffler served on the board of directors of Triad Hospitals, Inc., where he was Chairman of the Compensation Committee and Chairman of the Special Committee charged with overseeing the sale of the company in 2007.  Mr. Loeffler has represented clients and their interests in business strategy development and implementation, financial services, domestic and international taxation, health care, energy and utilities, national defense, advanced technology, telecommunications, construction, environment, transportation, recreation and entertainment, and trade and other international issues.  Mr. Loeffler is admitted to practice law in the State of Texas and the District of Columbia. He received a juris doctor from The University of Texas School of Law in 1971 and a Bachelor of Business Administration from The University of Texas at Austin in 1968.  He is a distinguished alumnus of both The University of Texas School of Law and The University of Texas at Austin.

Mr. Loeffler’s broad experience in international matters, including those in South Korea, will assist the board in managing its relationships with its working interest partners.

Compensation Committee Interlocks and Insider Participation

The compensation committee is comprised of Messrs. Seitz and Loeffler.  None of the Company’s executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on the Company’s board of directors.  No member of the Company’s board of directors is an executive officer of a company in which one of the Company’s executive officers serves as a member of the board of directors or compensation committee of that company.

Committees of the Board & Director Independence

Our board of directors is currently composed of three directors, with Messrs. Seitz and Loeffler qualifying as independent directors based on the definition of an independent director set forth in Section 240.10A-3 of the Securities Act. We are not subject to corporate governance rules that require that a board of directors be composed of a majority of independent directors. The Board formed an audit committee and compensation committee on which both Messrs. Seitz and Loeffler serve as members; however no committee charters have been adopted.  We believe that Mr. Seitz qualifies as an “Audit Committee Financial Expert.”  We have not adopted any procedures regarding stockholders nominating directors.  There have been no changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act.

Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended August 31, 2011, except as follows:

Name	Form Type	Number of late reports	Number of transactions reported late
John B. Connally III	4	1	2
Ernest Barger Miller III	4	1	2
Jim Ford	4	1	2

James C. Fluker III	4	1	2
John N. Seitz	3	1	1
Thomas Loeffler	3	1	1

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

Item 11.  Executive Compensation

The following tables contain compensation data for our named executive officers as of the fiscal years ended August 31, 2011 and August 31, 2010:

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Stock Option Awards(1)	All Other Compensation		Total
John B. Connally III	2011	$350,750	$400,000	$183,433	$24,053	$-		$958,235
CEO	2010	-	-	-	-	-		-

David Pomerantz	2011	-	50,000	-	-	205,538	(2)	255,538
CFO	2010	-	-	-	-	61,510	(2)	61,510

Jim Ford	2011	172,500	100,000	4,444	8,018	48,043	(3)	333,004
Vice President – Development	2010	-	-	-	-	15,000	(3)	5,000

James C. Fluker III	2011	140,000	100,000	4,444	8,018	57,000	(4)	309,461
Vice President - Exploration	2010	-	-	-	-	-		-

Ernest B. Miller IV	2011	172,500	100,000	4,444	8,018	-		284,961
Vice President - Administration	2010	-	-	-	-	-		-

(1)
Amounts in this column represent the grant date fair value of restricted stock awards granted under the terms of the Company’s 2011 Stock Incentive Plan, assuming the completion of service-based vesting conditions.   The aggregate grant date fair value of stock awards were based on the fair market value of the stock on the date of the grant.  For Mr. Connally, the value of shares granted upon the date of commencement of employment was $170,100.  The value of shares granted on June 14, 2011 was $0.32 per share or $192,000, which is included in compensation over the three year vesting period. For Messrs. Ford, Fluker and Miller, the value of the shares granted on June 14, 2011 was $0.32 per share or $64,000, which in included in compensation over the three year vesting period.  The aggregate values of the stock options were based on the fair market value of the stock on the June 14, 2011 grant date, the estimated outstanding period for the stock options of five years, no forfeitures, 100.36% volatility and 1.673% risk-free interest rate. There is no assurance that the amounts reflected in this table will ever be realized by the named executive officers.

(2)
Our chief financial officer is compensated through a contract with Clear Financial Solutions, Inc. (CFS).  In fiscal 2011 and 2010, CFS billed a total of $205,538 and $61,510, respectively, for contract CFO services.

(3)
The Company paid $48,043 to Rodeo Resources LP for administrative services during fiscal year 2011 and $15,000 in fiscal year 2010.  Mr. Ford is the managing member of the general partner of Rodeo Resources, LP, and for purposes of this table we have assumed that Mr. Ford received 100% of the fees paid to Rodeo Resources LP.

(4)	Reflects $57,000 in geotechnical consulting expense to Chilcas International, Inc., a company owned by Mr. Fluker.

Employment Agreements

On July 11, 2011, the Company and Messrs. Connally, Ford, Miller, and Fluker all entered into amended and restated employment agreements.   Mr. Connally’s new agreement has a term of three (3) years.  Pursuant to the Agreement, Mr. Connally will be paid a base salary of $450,000 per year, and will be eligible to receive bonuses at the discretion of the Company’s board of directors in an amount not to exceed 100% of Mr. Connally’s base salary.  The Agreement also entitles Mr. Connally the right to participate in the Company’s benefit plans.   Should Mr. Connally be terminated without cause or should he resign for good reason, the Agreement provides for a severance payment equal to (i) Mr. Connally’s base salary times (ii) three (3), provided that Mr. Connally will not receive a gross-up of severance payments to the extent any portion of such severance were deemed to be a “parachute payment” subject to excise taxes under Section 280G of the Internal Revenue Code.  The Agreement contains confidentiality provisions consistent with his fiduciary duty obligations owed to the Company.

Each of Messrs. Ford, Miller, and Fluker employment agreements have a term of one year, and may be terminated at any time by the Company upon 30 days prior written notice.  Under these agreements, Messrs. Ford, Miller, and Fluker will be paid an annual salary of $240,000.  Each of Messrs. Ford, Miller, and Fluker may earn bonuses at the sole discretion of the board of directors and will be eligible to participate in the Company’s benefit plans.

On November 11, 2011, the Company entered into an employment agreement with Mr. David Pomerantz, the Company’s chief financial officer.  The initial term of the employment agreement begins November 1, 2011, will expire on July 11, 2012, and may be terminated at any time by the Company upon 30 days prior written notice.  Under the agreement, Mr. Pomerantz will be paid an annual salary of $200,000 and may earn bonuses at the sole discretion of the board of directors and will be eligible to participate in the Company’s benefit plans.  As an inducement to enter into the employment agreement, Mr. Pomerantz was granted a five year option to purchase up to 500,000 shares of common stock and 200,000 shares of restricted stock pursuant to the Company’s 2011 Stock Option Plan.  Both the options and the restricted stock vest 1/3 annually, beginning on the first anniversary of the grant date.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table provides information concerning the outstanding equity-based awards as of August 31, 2011 for each of our named executive officers.

	OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)

John B.	-	-	1,500,000	(2)	0.30	07/2016	-	-	600,000	(3)	$ 180,000
Connally III

David	-	-	-		-	-	-	-	-		-
Pomerantz(4)

Jim	-	-	500,000	(2)	0.30	11/2016	-	-	200,000	(3)	60,000
Ford

James C.	-	-	500,000	(2)	0.30	11/2016	-	-	200,000	(3)	60,000
Fluker III

Ernest B.	-	-	500,000	(2)	0.30	11/2016	-	-	200,000	(3)	60,000
Miller IV

(1) Market value based upon the closing price of our common stock of $0.30 on the August 31, 2011 multiplied by the number of restricted stock awards.

(2) These options vest and become exercisable in three equal annual installments on July 11, 2012, 2013, and 2014.

(3) Restricted stock award vests and becomes exercisable in three equal annual installments on July 11, 2012, 2013, and 2014.

(4) In November 2011, Mr. Pomerantz was awarded an option to purchase up to 200,000 shares of common stock and 500,000 shares of restricted stock under the Company’s 2011 Stock Incentive Plan.  The options vest and become exercisable in three equal annual installments on November 11, 2012, 2013, and 2014, and the restricted stock award vests and becomes exercisable in three equal annual installments on November 11, 2012, 2013, and 2014.

Compensation Policies and Practices as they Relate to the Company's Risk Management

We conducted a review of our compensation policies and procedures as they relate to an overall risk management policy.  We have concluded that our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Director Compensation

The following tables contain compensation data for our directors as of the fiscal years ended August 31, 2011 and August 31, 2010:

Summary Compensation Table
Name and Principal Position	Year	Salary And Consulting Payments	Bonus	Stock Awards(1)	Stock Option Awards	All Other Compensation	Total
John Seitz	2011	$-	$-	$517,000	$-	$-	$517,000
Director	2010	-	-	-	-	-	-

Thomas Loeffler	2011	-	-	-	-	-	-
Director	2010	-	-	20,000	-	-	20,000

(1)	Amounts in this column represent the grant date fair value of restricted stock awards.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 25, 2011, the number and percentage of outstanding shares of common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers; and (d) all current directors and executive officers, as a group.  As of November 25, 2011, there were 460,267,726 shares of common stock issued and outstanding.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.  Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.  To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.  Except as set forth below, the address for each of the beneficial owners is the Company’s address.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Class Beneficially Owned
Beneficial Owners of more than 5%:
James M. Askew	42,640,387	(1)	9.3%
Quantum Partners LP(2)	45,060,727		9.8%
John Eddie Williams, Jr.	28,500,000		6.2%
Reese Minerals, Ltd.(3)	28,000,000		6.1%
Columbia Wanger Asset Management, LLC	23,792,000	(4)	5.2%

Named Executive Officers and Directors:
John B. Connally III	43,950,000	(5)	9.5%
Jim Ford	31,800,000	(6)	6.9%

Ernest B. Miller IV	31,500,000	(7)	6.8%
James C. Fluker III	3,957,000	(8)	*
John N. Seitz	2,500,000	(9)	*
Thomas G. Loeffler	2,000,000	(10)	*
David Pomerantz	-	(11)	-
All directors & executive officers as a group (7 persons)	115,707,000		25.1%
 * Less than 1%.

(1)	Includes 3 million shares held by members of Mr. Askew’s immediate family sharing the same household.

(2)
Soros Fund Management LLC (“SFM LLC”) serves as principal investment manager to Quantum Partners LP, a Cayman Islands exempted limited partnership (“Quantum Partners”).  As such, SFM LLC has been granted investment discretion over portfolio investments, including the shares reported in the table above, held for the account of Quantum Partners.  George Soros serves as Chairman of SFM LLC, Robert Soros serves as Deputy Chairman of SFM LLC, and Jonathan Soros serves as President and Deputy Chairman of SFM LLC.

(3)	Jordan W. Reese, III is the managing member of the general partner of Reese Minerals, Ltd., and may be deemed to have beneficial ownership of such shares held by Reese Minerals, Ltd.

(4)
Represents (i) 20,718,000 shares held by Columbia Acorn International and (ii) 3,074,000 shares held directly by Wanger International.  Columbia Wanger Asset Management, LLC acts as investment manager to each of Wanger International and Acorn International (the “CWAM Funds”) and has the voting and investment discretion with respect to the shares of the Issuer held by the CWAM Funds.  Accordingly, CWAM may be deemed to be a beneficial owner of the shares of the Issuer held by the CWAM Funds.  Proxies for which CWAM has authority to vote are voted in accordance with CWAM’s Proxy Voting Policies and Procedures.

(5)	Includes 43,950,000 shares of common stock, but excludes (i) 600,000 unvested shares of restricted stock and (ii) 1,500,000 shares of common stock underlying an unvested option.

(6)
Includes 31,800,000 shares of common stock held by Rodeo Resources LP, but excludes (i) 200,000 unvested shares of restricted stock and (ii) 500,000 shares of common stock underlying an unvested option.  Mr. Ford serves as the managing member of the general partner of Rodeo Resources LP.

(7)	Includes 31,500,000 shares of common stock, but excludes (i) 200,000 unvested shares of restricted stock and (ii) 500,000 shares of common stock underlying an unvested option.

(8)	Includes 3,957,000 shares of common stock, but excludes (i) 200,000 unvested shares of restricted stock and (ii) 500,000 shares of common stock underlying an unvested option.

(9)	Includes 2,500,000 shares of common stock, but excludes 275,000 unvested shares of restricted stock.

(10)	Includes 2,000,000 shares of common stock, but excludes 275,000 unvested shares of restricted stock.

(11)	Excludes (i) 200,000 unvested shares of restricted stock and (ii) 500,000 shares of common stock underlying an unvested option.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Except as disclosed below and elsewhere in this report, there have been no transactions since the beginning of our last fiscal year, and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or beneficial holders of more than 5% of our outstanding common stock, or any of their respective immediate family members, has had or will have any direct or material indirect interest.

In connection with our February 2011 financing, we sold to Quantum Partners LP 45,060,727 shares of our common stock for gross proceeds of $13,518,218.  As a result of the transaction, Quantum Partners LP beneficially owns in excess of 5% of our outstanding shares of common stock.  Also in connection with our February 2011 financing, we sold 20,718,000 shares of common stock to Columbia Acorn International and 3,074,000 shares of common stock to Wanger International.  We have been advised that Columbia Wanger Asset Management, LLC acts as investment manager to each of Wanger International and Columbia Acorn International (the “CWAM Funds”) and has the voting and investment discretion with respect to the shares of the Issuer held by the CWAM Funds.  Accordingly, CWAM may be deemed to be a beneficial owner of the shares of the Issuer held by the CWAM Funds, an amount in excess of 5% of our outstanding shares of common stock as of the date of this Report.

The Company and James Askew, the holder of over 5% of our outstanding shares of common stock, entered into a consulting agreement, dated July 11, 2011, pursuant to which he was issued 3,000,000 shares valued at $465,000 for general business development services.  The agreement was amended, effective September 1, 2011, under which the Company further agreed to pay Mr. Askew a monthly cash fee of $10,000 per month, beginning September 1, 2011 until the expiration or termination of the agreement.

In February 2011, Mr. John Eddie Williams was repaid the principal of $1 million plus $64,438 in interest related to a short-term note issued in April 2010 and Reese Minerals, Ltd. was repaid the principal of $750,000 plus $49,500 in interest related to a short-term note issued in April 2010.  Mr. Williams and Reese Minerals, Ltd. are both holders of over 5% of our outstanding shares of common stock.

Prior to Mr. Fluker becoming an executive officer of the Company in December 2011, the Company paid $57,000 to Chilcas International, Inc. (“Chilcas”), an entity in which Mr. Fluker is the sole shareholder for consulting services rendered. In March 2010, Mr. Fluker was issued 3,000,000 restricted common shares valued at $30,000 as a partial payment for billings from Chilcas.

In December 2010, the Company issued to John Eddie Williams, Jr. and Reese Minerals, Ltd. 14% debentures in the aggregate principal amount of $3.8 million.  These debentures were paid in full in February 2011.  In fiscal year 2011, Mr. Williams and Reese Minerals, Ltd. were paid an aggregate of $51,014 of interest related to debentures.

Also in December 2010, the Company sold to John Eddie Williams and Reese Minerals Ltd. 1 million shares of common stock for an aggregate purchase price of $200,000.  Mr. Williams and Reese Minerals Ltd. were also issued 20 million shares each valued at $4,000,000 each pursuant to consulting agreements entered into in December 2010.

In March 2010, the Company entered into a debt conversion agreement with Mr. Askew, under which Mr. Askew converted $400,000 of outstanding debt into 40 million shares of Company common stock. Prior to conversion of the debt, Mr. Askew agreed to forgive all $631,444 of interest accrued on the debt through March 11, 2010. This note was paid in full in February 2011.  Mr. Askew was paid a total of $66,519 in interest during fiscal 2011.

The Company acquired the rights relating to each of its oil and gas interests by virtue of several assignments from certain of our executive officers, consisting of Messrs. Connally, Ford (through Rodeo Resources LP, a limited partnership in which Mr. Ford serves as the managing member of the general partner), Miller, and Mr. Askew (collectively the “Assignors”) occurring between March and July 2010.  In connection with the assignment of the interests in Block XXIV and the Peru TEA to the Company, the Company paid the Assignors a $600,000 fee by issuing each Assignor 15 million shares of the Company’s common stock.  The Assignors were also granted an aggregate 2% overriding royalty interest, proportionately reduced, on the Company’s interest in Block XXIV and the Peru TEA.  In connection with the assignment of the interests in Block CPO-4 to the Company, the Assignors were granted an aggregate 2% overriding royalty interest, proportionately reduced, on the Company’s interest in Block CPO-4.  In connection with the assignment of the interests in Block Z-46, the Company paid the Assignors a fee by issuing to each of the Assignors 14 million shares of the Company’s common stock.  The shares were valued at approximately $2,912,000. The Assignors were also granted an aggregate 2% overriding royalty interest, proportionately reduced, on the Company’s interest in Block Z-46.

In March 2010, Mr. Ford, through Rodeo Resources LP, was issued 300,000 shares of common stock in connection with the sale of Gulf United Energy del Peru Ltd. to the Company.  Gulf United Energy del Peru Ltd. is a wholly-owned subsidiary of the Company and holds the Company’s assets relating to Block XXIV and Peru TEA. Jim Ford, an executive officer of the Company, serves as the managing member of the general partner of Rodeo Resources, LP.

In January 2010, Mr. Fluker acquired 1 million shares of common stock for $10,000 cash in connection with the Company’s private placement.  Additionally, in January 2010, Rodeo Resources, LP and Mr. Miller each acquired 2,500,000 shares of common stock for $25,000 cash in connection with the Company’s private placement.

Also in December 2010, the Company sold to John Eddie Williams and Reese Minerals Ltd. 1 million shares of common stock for an aggregate purchase price of $200,000.  Mr. Williams and Reese Minerals Ltd. were also issued 20 million shares each valued at $4,000,000 each pursuant to consulting agreements entered into in December 2010.

Item 14.  Principal Accounting Fees and Services

During the fiscal years ended August 31, 2011, and August 31, 2010, the aggregate fees billed by our principal accountants, Harper Pearson Company, P.C. for the audit of year-end financials and review of our quarterly financials and required SEC filings and by Solloa, Tello de Meneses y Cia, S.C., in 2010, for the audit of our joint venture companies were as follows:
	Fiscal year ended	Fiscal year ended
	August 31, 2011	August 31, 2010
Audit fees	$243,062	$132,281
Audit-related fees	-0-	-0-
Tax fees	7,665	9,837
All other fees	-0-	-0-

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and the review of the financial statements included in each of our quarterly reports on Form 10-Q as well as other federal filings.  Tax fees consist of fees for professional services rendered in connection with preparation and filing of our federal income tax returns and limited tax consulting.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

	(1)	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of August 31, 2011 and 2010

Consolidated Statements of Operations for the years ended August 31, 2011 and 2010 and for the period from inception (September 19, 2003) through August 31, 2011

Consolidated Statements of Cash Flows for the years ended August 31, 2011 and 2010 and for the period from inception (September 19, 2003) through August 31, 2011

Statements of Changes in Stockholder’s Equity for the period from inception (September 19, 2003) through August 31, 2011

Notes to the Consolidated Financial Statements

(2)	All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits:
	3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the quarter ended May 31, 2010 filed with the SEC on July 20, 2010.
	3.2	Amended and Restated Bylaws incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the quarter ended May 31, 2010 filed with the SEC on July 20, 2010.
	4.1	Common Stock Specimen(1)
	4.2	Form of Placement Agent Warrant incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC on February 17, 2011.
10.1
Assignment Agreement dated March 12, 2010, by and between the Company, James M. Askew, John B. Connally III, Ernest B. Miller IV, and Rodeo Resources, LP. incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 18, 2010.

10.2
Assignment Agreement dated April 5, 2010, by and between the Company, James M. Askew, John B. Connally III, Ernest B. Miller IV, and Rodeo Resources, LP incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 19, 2010.

10.3
Farmout Agreement, dated July 13, 2010, by and between Gulf United Energy Cuenca Trujillo Ltd. and SK Energy, Sucursal Peruana incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on July 19, 2010.

10.4
Farmout Agreement, dated July 31, 2010, by and between Gulf United Energy del Colombia Ltd. and SK Energy Co., Ltd. incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 5, 2010.

10.5
Novation and Settlement Agreement, dated effective as of March 12, 2010, by and between Upland Oil and Gas, LLC Sucursal del Peru and Gulf United Energy del Peru Ltd., incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on November 9, 2010.

10.6
Stock Purchase Agreement, dated effective September 23, 2010, by and among the Company, Cia. Mexicana de Gas Natural, S.A. de. C.V., Manuel Calvillo Alvarez, and Fernando Calvillo Alvarez  incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on November 5, 2010.

10.7
Amendment No. 1 to Farmout Agreement, dated effective August 25, 2011, by and between SK Innovation Co., Ltd. (formerly SK Energy Co. Ltd.) and Gulf United Energy, de Colombia, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on August 26, 2011.

10.8
Amended and Restated Employment Agreement, dated effective July 11, 2011, by and between the Company and John B. Connally III, incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the quarter ended May 31, 2011 filed with the SEC on July 15, 2011.

10.9
Employment Agreement, dated effective July 11, 2011, by and between the Company and Jim D. Ford, incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q for the quarter ended May 31, 2011 filed with the SEC on July 15, 2011.

10.10
Amended and Restated Employment Agreement, dated effective July 11, 2011, by and between the Company and Ernest B. Miller IV, incorporated by reference to Exhibit 10.8 of the Company’s Form 10-Q for the quarter ended May 31, 2011 filed with the SEC on July 15, 2011.

10.11
Amended and Restated Employment Agreement, dated effective July 11, 2011, by and between the Company and James C. Fluker III, incorporated by reference to Exhibit 10.9 of the Company’s Form 10-Q for the quarter ended May 31, 2011 filed with the SEC on July 15, 2011.

10.12
Employment Agreement, dated effective November 11, 2011, by and between the Company and David Pomerantz, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on November 15, 2011.

	10.13	2011 Stock Incentive Plan incorporated by reference to Exhibit 10.10 of the Company’s Form 10-Q for the quarter ended May 31, 2011 filed with the SEC on July 15, 2011.
	10.14	Amendment No. 2 to Farmout Agreement, dated effective November 28, 2011, by and between SK Innovation Co., Ltd. (formerly SK Energy Co. Ltd.) and Gulf United Energy, de Colombia.(1)
	14.1	Code of Ethics incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K for the fiscal year ended August 31, 209 filed with the SEC on December 15, 2009.
	21.1	Subsidiaries
	23.1	Consent of Independent Registered Public Accounting Firm, Harper & Pearson Company, P.C.
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1) Attached herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 29, 2011	GULF UNITED ENERGY, INC. (Registrant)

/s/ John B. Connally III John B. Connally III Chief Executive Officer (Principal Executive Officer)

/s/ David Pomerantz David Pomerantz Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John B. Connally III John B. Connally III	Director and Chairman of the Board Chief Executive Officer (Principal Executive Officer)	November 29, 2011

/s/ David Pomerantz David Pomerantz	Chief Financial Officer (Principal Financial and Accounting Officer)	November 29, 2011

/s/ John N. Seitz John N. Seitz	Director	November 29, 2011

/s/ Thomas G. Loeffler Thomas G. Loeffler	Director	November 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Gulf United Energy, Inc.

We have audited the accompanying consolidated balance sheets of Gulf United Energy, Inc. and subsidiaries as of August 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended August 31, 2011, and for the period from inception (September 19, 2003) through August 31, 2011. We also have audited Gulf United Energy, Inc.’s internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Gulf United Energy, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gulf United Energy, Inc. and subsidiaries as of August 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended August 31, 2011, and for the period from inception through August 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Gulf United Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
//S// Harper & Pearson Company, P.C. Houston, Texas November 29, 2011

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets

	August 31,	August 31,
	2011	2010
ASSETS
Current Assets
Cash	$7,251,657	$19,679
Payroll taxes receivable	-	39,153
Pre-paid expenses	4,443	20,000
Total Current Assets	7,256,100	78,832

Fixed Assets:
Computer Equipment	12,255	3,300
Software License	62,563	62,563
Less: Accumulated Depreciation	(35,696)	(13,727)
Net Fixed Assets	39,122	52,136

Other Assets
Investment in oil and gas properties (Note 9)	20,160,581	7,574,581
Total Other Assets	20,160,581	7,574,581

Total Assets	$27,455,803	$7,705,549

LIABILITIES
Current
Accounts payable and accrued liabilities	$282,286	$387,692
Accounts payable to operators of working interests	974,769	1,150,000
Loans payable related parties (Note 7)	26,574	26,574
Shareholder loans payable and accrued interest (Net of note discount of
$110,277 at August 31, 2011 and $856,433 at August 31, 2010 (Note 7)	1,389,634	3,223,516
Total Current Liabilities	2,673,263	4,787,782

Total Liabilities	2,673,263	4,787,782
STOCKHOLDERS' EQUITY
Preferred stock
Authorized: 50,000,000 shares, none issued or outstanding	-	-
Common Stock
Authorized:
700,000,000 shares with a par value of $0.001
Issued and Outstanding:
454,667,726 as of August 31, 2011 and	454,668	293,700
293,700,000 as of August 31, 2010
Common stock subscribed	824,600	-
Additional paid-in capital	42,445,865	6,992,910
Stock subscribed	824,600	-
Accumulated other comprehensive income	(29)	-
Deficit Accumulated During The Development Stage	(18,942,564)	(4,368,843)
Total Stockholders' Equity	24,782,540	2,917,767
Total Liabilities and Stockholders' Equity	$27,455,803	$7,705,549

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Operations

			Period From
			Inception
			(September 19, 2003)
	Year Ended August 31,		through
	2011	2010	August 31, 2011

Revenues	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Operating Loss	(13,303,809)	(805,249)	(14,623,365)

Other (Income) and Expense
Gain on settlement of debt	-	-	(3,333)
Interest expense	942,003	146,676	1,089,358
Interest expense - related parties	692,826	423,034	1,631,374
Interest Income	(14,917)	-	(14,917)

Loss from continuing operations	(14,923,721)	(1,374,959)	(17,325,847)

Gain (Loss) from discontinued operations	350,000	(940,240)	(1,616,717)
Net Loss	$(14,573,721)	$(2,315,199)	$(18,942,564)

Basic And Diluted Loss per share
from continuing operations	$(0.04)	$(0.01)	$(0.21)

Basic And Diluted Loss per share
from discontinued operations	$0.00	$(0.01)	$(0.02)

Basic And Diluted Net Loss per share	$(0.04)	$(0.02)	$(0.23)

Weighted Average Shares Outstanding	394,388,436	115,018,082	83,557,935

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Cash Flows

			Period From
			Inception
			(September 19, 2003)
	Year Ended August 31,		Through
	2011	2010	August 31, 2011
Cash Flows From Operating Activities
Net loss for the period	$(14,573,721)	$(2,315,199)	$(18,942,564)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation expense	21,970	11,527	35,697
Decrease in deposits	-	-	-
Decrease in deposits	-	-	-
Compensation expense paid by stock option issuance	74,772	-	74,772
Loan discount amortization	1,369,388	329,358	1,698,746
Non-cash portion of interest expense	-	-	3,333
Gain on settlement of debt	-	-	(3,333)
Foreign currency translation loss	(29)		(29)
Impairment of investment in joint venture projects	-	940,240	1,951,210
Change in operating assets and liabilities
Payroll tax receivable	39,153	(39,153)	-
Pre-paid expenses	-	-	-
Pre-paid expenses	(4,443)	-	(4,443)
Net Cash Used By Operating Activities	(3,495,501)	(387,693)	(4,307,202)
Cash Flows From Investing Activities
Capital Expenditures	(8,955)	(62,563)	(74,818)
Investment in oil and gas projects	(12,496,000)	(2,868,581)	(15,364,581)
Advances to and investment in joint venture projects	-	-	(250,000)
Net cash used by investing activities	(12,504,955)	(2,931,144)	(15,689,399)

Cash Flows From Financing Activities
Proceeds from sale of common stock	25,822,119	587,500	26,435,669
Proceeds of bridge financing	3,800,000	-	3,800,000
Principal payment on bridge financing	(3,800,000)	-	(3,800,000)
Increase in loans payable to related parties	-	-	226,574
Principal payments on shareholder loans	(3,989,685)	(150,000)	(4,139,685)
Proceeds from shareholder loans payable	1,400,000	2,900,500	4,725,700
Net cash provided by financing activities	23,232,434	3,338,000	27,248,258
Increase In Cash During The Period	7,231,978	19,163	7,251,657
Cash, Beginning Of Period	19,679	516	-

Cash, End Of Period	$7,251,657	$19,679	$7,251,657

 The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

						DEFICIT
					ACCUMULATED	ACCUMULATED
	COMMON SHARES		ADDITIONAL	COMMON	OTHER	DURING THE
		PAR	PAID-IN	SHARES	COMPREHENSIVE	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	SUBSCRIBED	INCOME	STAGE	TOTAL
Capital stock issued for oil and
gas properties:
June 2010 at $0.01 per share	20,000,000	$20,000	$180,000	$(200,000)	$-	$-	$-
July 2010 at $0.052 per share	56,000,000	56,000	2,856,000	-	-	-	2,912,000
Capital stock issued for loan
conversion:
June 2010 at $0.01 per share	20,000,000	20,000	180,000	(200,000)	-	-	-
Net loss for the period	-	-	-	-	-	(2,315,199)	(2,315,199)
Balance, August 31, 2010	293,700,000	293,700	6,992,910	-	-	(4,368,843)	2,917,767

Capital stock issued for services:
September 2010 at $0.06 per share	2,500,000	2,500	147,500	-	-	-	150,000
October 2010 at $0.057 per share	1,200,000	1,200	67,200	-	-	-	68,400
December 2010 at $0.081 per share	40,000,000	40,000	7,960,000	-	-	-	8,000,000
January 2011 at $0.063 per share	2,700,000	2,700	167,400	(170,100)	-	-	-
February 2011 at $0.15 per share	304,000	304	60,496	-	-	-	60,800
March 2011 at $0.30 per share	125,000	125	37,375	(37,500)	-	-	-
March 2011 at $0.26 per share	2,000,000	2,000	515,000			-	517,000
July 2011 at $0.155 per share				824,600			824,600
Capital stock issued for cash:
December 2010 at $0.20 per share	3,875,000	3,875	746,915	-	-	-	750,790
January 2011 at $0.20 per share	9,750,000	9,750	1,878,553	25,000	-	-	1,913,303
February 2011 at $0.30 per share	83,388,726	83,389	23,074,637	-	-	-	23,158,026
March 2011 at $0.020 per share	125,000	125	24,875	(25,000)	-		-
Capital stock subscribed for services:
September 2010 at $0.063 per share	-	-	-	170,100	-	-	170,100
February 2011 at $0.30 per share	-	-	-	37,500	-	-	37,500
Capital stock issued with short-
term debt:
September 2010 at $0.043 per share	6,500,000	6,500	272,073	-	-	-	278,573
October 2010 at $0.047 per share	1,000,000	1,000	45,524	-	-	-	46,524
October 2010 at $0.043 per share	1,500,000	1,500	62,787	-	-	-	64,287
November 2010 at $0.047 per share	1,500,000	1,500	68,286	-	-	-	69,786
Januuary 2011 at $0.047 per share	1,500,000	1,500	68,286	(69,786)	-	-	-
February 2011 at $0.047 per share	1,000,000	1,000	45,524	(46,524)	-	-	-
March 2011 at $0.047 per share	1,000,000	1,000	46,752	(47,752)	-
Capital stock subscribed with
short-term debt:
November 2010 at $0.047 per share	-	-	-	139,572	-	-	139,572
November 2010 at $0.049 per share	-	-	-	24,490	-	-	24,490
Capital stock issued for oil and
gas properties:
November 2010 at $0.09 per share	1,000,000	1,000	89,000	-	-	-	90,000
Compensation expense paid by
stock option issuance	-	-	74,772	-	-	-	74,772
Comprehensive loss:
Net loss	-	-	-	-	-	(14,573,721)	(14,573,721)
Other comprehensive income -
Cumulative currency transalation adjustment					(29)		(29)
Total comprehensive loss							(14,573,750)
Balance, August 31, 2011	454,667,726	$454,668	$42,445,865	$824,600	$(29)	$(18,942,564)	$24,782,540

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
August 31, 2011 and 2010

Note 1 — Description of Business

Gulf United Energy, Inc. (“Gulf United” or the “Company”) is a development stage oil and gas exploration and production company with operations in South America.  The Company currently has limited operations and is a development stage company as defined by the Financial Accounting Standards Board (FASB) Accounting Standards for Development Stage Entities.   Gulf United’s current asset portfolio includes participation in two hydrocarbon exploration blocks operated by SK Innovation Co. Ltd. (“SK Innovation” – Formerly SK Energy, Ltd.).   SK Innovation is a subsidiary of SK Innovation Group, one of South Korea’s top five industrial conglomerates.  SK Innovation is Korea’s largest petroleum refiner and is currently active in 29 blocks in 16 countries.

In Colombia, we acquired, subject to regulatory approval, a 12.5% working interest in the 345,592 acre CPO-4 block in the Llanos Basin. Block CPO-4 is near existing production and immediately adjacent to and on trend with the Guatiquia block operated by Petrominerales Ltd. (TSX:PMG). Block CPO-4 is the near-term focus of the Company and SK Innovation, with drilling commencing in July, 2011.  We spudded one well of two planned wells on Block CPO-4 on July 12, 2011 as described under oil and gas properties above.  As reported in the Form 8-K filed July 14, 2011, the well showed indications of oil and a significant amount of associated gas.  The Form 8-K also reported several technical factors causing the operator significant delays in completing the well to its final depth of 16,300 feet. While the well is taking longer to drill than anticipated, we believe that the presence of hydrocarbons at the 12,200 to 12,500 foot depth may increase the likelihood of hydrocarbons in the lower sands as production from fields in this area of the Llanos Basin have been historically associated with stacked pay sequences.  As a result, we believe that the geologic risk in the well may have been reduced.  However, despite the information derived from the initial wellbore, there is no assurance that we will locate hydrocarbons in sufficient quantities to be commercially viable, or that the drilling program will be successful.

In Peru, we acquired, subject to regulatory approval, a 40% working interest in the 2,803,411 acre Z-46 offshore block in the Trujillo Basin. Recently re-processed 2-D seismic data suggests a submarine fan deposition on the block and multiple leads have been identified. Two wells previously drilled on the block by Repsol reported oil, indicating an active hydrocarbon system. The Company and SK Innovation began the acquisition of additional infill 2-D seismic data in December 2010; additional acquisition and analysis of data is ongoing.

Also in Peru, we acquired, subject to regulatory approval, a 5% participating interest in Block XXIV, an approximately 276,137 gross acre concession, and a 2% participating interest in the Peru Technical Evaluation Area (the “Peru TEA”). The Peru TEA consists of four contiguous blocks totaling approximately 40 million gross acres onshore on the western flank of the Andes Mountains. Block XXIV and Peru TEA are both operated by Upland Oil & Gas, LLC (“Upland”). Two exploratory wells have been drilled on Block XXIV and both wells are considered dry holes. Upland has completed the field work on a 200 kilometer seismic shoot and the information is in for processing.  The plan for the coming year is further geological studies and the potential drilling of one or two wells.  On the Peru TEA, Upland has completed a gravity aeromagnetic program and satellite imaging study covering a large portion of the TEA’s.  The plan for the coming year is for additional geological studies on selected areas to be determined at a future date.

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
August 31, 2011 and 2010

We expect to engage in additional investment opportunities in oil and gas exploration and development as our resources permit.  The scope of our activities in this regard may include, but may not be limited to, the acquisition or assignment of rights to develop exploratory acreage under concessions with government authorities and other private or public exploration and production companies, the purchase of oil and gas producing properties, farm-in and farmout opportunities (i.e., the assumption or assignment of obligations to fund the cost of drilling and development).  We plan to continue our focus on early-stage exploration of hydrocarbons through a variety of transactions aimed at building a resource base.

Note 2 — Summary of Significant Accounting Policies

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
August 31, 2011 and 2010

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, accrued liabilities and debt.  It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these instruments. The fair value of these financial instruments approximates their carrying values.

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

Software License and Fixed Assets

The value of the software license and computer equipment is stated at cost. Depreciation is computed using the straight-line method over the thirty six-month estimated useful life of the software and equipment. Any costs associated with maintenance and upgrades will be charged to expense as incurred. When an asset is retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period; significant renewals and betterments are capitalized.  Depreciation expense for the years ended August 31, 2011 and 2010 was $21,970 and $11,527, respectively.

Impairment of Long-lived Assets

The Company evaluates impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered.  These events include market declines, decisions to sell an asset and adverse changes in the legal or business environment.  If events or circumstances indicate that a long-lived asset’s carrying value may not be recoverable, the Company estimates the future undiscounted cash flows from the asset for which the lowest level of separate cash flows may be determined, to determine if the asset is impaired.  If the total undiscounted future cash flows are less than the carrying amount for the asset, the Company estimates the fair value of the asset through reference to sales data for similar assets, or by using a discounted cash flow approach.  The asset’s carrying value is then adjusted downward to the estimated fair value.  At August 31, 2011, management did not believe that any impairment exists with respect to its long-lived assets.

Inflation

The Company's results of operations have not been significantly affected by inflation and management does not expect inflation to have a significant effect on its operations in the foreseeable future.

Oil and gas properties

The Company follows the full cost method of accounting for its oil and gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Such costs include costs of acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs.  Sales or other dispositions of oil and gas properties will be accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of capitalized costs to proven reserves would significantly change, or to the extent that the sales proceeds exceed our capitalized costs. As of August 31, 2011 and 2010, the Company had oil and gas property investments in the amount of $20,160,581 and $7,574,581 that are excluded from depletion because reserves have not been proven to be associated with those properties.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
August 31, 2011 and 2010

If proved reserves are found and when its quantity can be estimated, costs in excess of the present value of estimated future net revenues, if any, will be charged to impairment expense. The Company will apply the full cost ceiling test on a quarterly basis on the date of the latest consolidated balance sheet presented.  It is not known at this time if any recoverable reserves of oil and gas exist.  As of the date of this report and based upon all the known facts and circumstances, management does not believe that any impairment exists with respect to oil and gas properties.

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

Asset Retirement Obligation

GAAP requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and natural gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units of production method. Should either the estimated life or the estimated abandonment costs of a property change materially upon the Company’s quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using the Company’s credit-adjusted, risk-free rate.

The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost related to oil and gas property accounts.  At August 31, 2011 and 2010, the Company has no material asset retirement obligations.

Basic Loss per Share

The Company is required to provide basic and diluted earnings (loss) per common share information.  The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. During the period ended August 31, 2011, the Company issued five-year warrants to purchase up to 1 million shares of common stock at an exercise price of $0.30 per share as described in Note 4. In addition, on June 14, 2011 the Company adopted the 2011 Stock Incentive Plan under which the Company may issue incentive stock grants and incentive stock options to Company employees, directors and consultants up to 45,000,000 shares which may not exceed 10,000,000 shares in total and may not exceed 1,000,000 shares to any individual during any calendar year.  These incentive share grants and option grants generally vest over a three-year period from the date of each grant.  As of August 31, 2011, the Company has granted a total of 1,200,000 shares in incentive stock grants and incentive stock options to purchase 3,000,000 shares at an exercise price of $0.32 per share.

Potential dilutive securities as of August 31, 2011 have been considered, but the potential dilutive effect of these securities is not believed to be material and would be anti-dilutive.  The Company reported net losses in the twelve month periods ended August 31, 2011 and 2010 of $14,573,721 and $2,315,199, respectively; accordingly, the effects of any additional shares would be anti-dilutive.  The weighted average number of common and common equivalent shares outstanding was 394,388,436 and 115,018,082 for the years ended August 31, 2011 and 2010, respectively.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
August 31, 2011 and 2010

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Gulf United Energy, Inc. and its wholly-owned subsidiaries, Gulf United Energy del Peru, Ltd., Gulf United Energy Cuenca Trujillo, Ltd. and Gulf United Energy de Colombia, Ltd. as of August 31, 2011 and August 31, 2010.  All significant inter-company transactions and balances have been eliminated in the consolidation.

Accounting for Uncertain Tax Positions

GAAP provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an entity’s financial statements.  GAAP requires an entity to recognize the financial statement impact of a tax position when it is more likely that not that the position will be sustained upon examination. The Company believes that all significant tax positions utilized by the Company will more likely than not be sustained upon examination.  As of the Company’s fiscal year-end, August 31, 2011, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the fiscal year 2008 forward (with limited exceptions). Tax penalties and interest, if any, would be accrued as incurred and would be classified as tax expense in the consolidated statements of operations.

Stock-Based Compensation Arrangements

GAAP requires all share-based payments to employees, including grants of employee stock options, to be based on their fair values.  In accordance with the provisions of GAAP, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award.  The Company recognizes compensation cost net of a forfeiture rate and recognizes the compensation cost for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term.  The Company estimated the forfeiture rate based on its historical experience and its expectations of future forfeitures.  We currently expect no forfeitures. This stock-based compensation is recognized as general and administrative expense over the employee’s requisite service period (generally the vesting period of the equity award). We apply the fair value method in accounting for stock option grants using the Black-Scholes Method.

We grant restricted stock and stock options to employees and directors as incentive compensation. The restricted stock and options generally vest over three years. The vesting of these shares and options is dependent upon the continued service of the grantees with Gulf United Energy, Inc. Upon the occurrence of a change in control, each outstanding share of restricted stock and stock option will immediately vest.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following summarizes the assumptions used in the option-pricing model and the method for determining the assumptions:

	2011	Method of Determining Assumptions

Risk-free rate	1.67%	U.S. treasury yield for 5-year treasury notes in effect at the time of grant.
Expected years until exercise	5.00	Average option term
Expected stock volatility	100%	Historical Gulf United Energy, Inc. for the period since recent change in capitalization.
Dividend yield	_	Historical record and plan

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
August 31, 2011 and 2010

At August 31, 2011, total compensation cost related to non-vested options and awards not yet recognized was approximately $0.6 million and is expected to be recognized over a period of less than three years.

Stock Options

Information relating to stock options is summarized as follows:

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise	Contractual	Aggregate
	Underlying	Price per	Life in	Intrinsic
	Options	Share	Years	Value

Balance outstanding September 1, 2010	-
Granted	3,000,000	0.32
Exercised	-
Forfeited	-
Expired	-

Balance outstanding — August 31, 2011	3,000,000	$0.32	5.0	$688,677

Currently exercisable — August 31, 2011	-	$0.00	5.0	$-

The weighted average grant-date fair value of options granted during 2011 was $0.32.

Restricted Stock Awards

At August 31, 2011, our employees and directors held 1.2 million restricted shares of our common stock that vest over the service period of up to three years. The restricted stock awards were valued based on the closing price of our common stock on the measurement date, typically the date of grant, and compensation expense is recorded on a straight-line basis over the restricted share vesting period.

The following table summarizes the restricted stock awards activity during the twelve months ended August 31, 2011:

		Weighted
		Average Grant
		Date Fair
	Number of	Value per
	Shares	Share

Balance outstanding — September 1, 2010	0	$-
Granted	1,200,000	0.32
Vested	0	-
Forfeited	0	-

Balance outstanding — August 31, 2011	1,200,000	$0.32

Total grant date fair value of shares vesting during the period	0	$-

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
August 31, 2011 and 2010

Non-Cash stock-based compensation is recorded in G&A expenses as follows:

2011

G&A Expenses	$74,772

Total non-cash stock-based compensation	$74,772

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

Note 3 – Investments

Investment in Joint Venture Entities - Sold

As reported in the Company’s Form 8K filed on November 5, 2010, the Company closed on an agreement with its former joint venture partner, Cia. Mexicana de Gas Natural, S.A. de C.V., to sell all of the Company’s shares in Fermaca LNG de Cancun, S.A. de C.V. and Fermaca Gas de Cancun, S.A. de C.V. for a total amount of $1,000,000 of which $50,000 was paid upon entry into the sale agreement, $150,000 of which was paid at the close of the transaction, $120,000 of the next $150,000 was paid as of February 28, 2011 with the remaining $30,000 paid in March, 2011.   Because the Company is no longer involved in any downstream oil and gas activities, and because the Company has no further involvement in the joint ventures, the amounts related to the joint ventures have been reclassified to discontinued operations in accordance with GAAP. The next installment of $150,000 was due on May 1, 2011 and the following $150,000 installments were due on August 1, 2011 and November 1, 2011.  As of November 25, 2011, none of these installments have been paid.  The final payment of $200,000 is due February 1, 2012.  No interest accrues on the installments; however, the contract provides for 7% interest to be paid on late payments.  Management is currently negotiating an extended repayment schedule; however, there is no certainty that all or any of the installments will be paid.  We have recognized payments as gain on the sale of the joint venture investment as the sales proceeds are received.  Because the sale of the joint venture interests ended the Company’s investments in pipeline and LNG infrastructure, the gain from the sale and the impairment losses have been reclassified to discontinued operations.  As of August 31, 2011, the unrecorded present value of the $650,000 cannot be determined because the timing of the payments is uncertain.

Investments in oil and gas properties

Colombia CPO-4

On July 30, 2010, the Company entered into a farmout agreement with SK Innovation pursuant to which, the Company, through its wholly owned subsidiary, Gulf United Energy de Colombia Ltd., acquired the right to earn an undivided twelve and one-half percent (12.5%) participation interest in the CPO-4 block located in the Llanos Basin of Colombia.  The assignment of the interest in CPO-4 is conditioned upon the approval by the National Hydrocarbon Agency of Colombia (“ANH”) and the Republic of Korea.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
August 31, 2011 and 2010

To date, we have not obtained the written approvals from the Republic of Korea or the ANH. The farmout agreement with SK Innovation, as amended, requires these approvals by April 30, 2012. Pursuant to the existing farmout with SK Innovation, if the Company does not receive the approvals by April 30, 2012, the agreement calls for a thirty day grace period during which the Company and SK Innovation have agreed to negotiate an amendment to the farmout agreement on mutually agreeable terms. If the Company and SK Innovation are unable to agree upon any additional amendments during such thirty day grace period, SK Innovation has the right to terminate the farmout agreement.  Management believes that it maintains good relations with SK Innovation and, as a result, should be able to negotiate any necessary amendments to the farmout agreement on mutually agreed economic terms in the event the approvals are not ultimately obtained. Notwithstanding the above, if SK Innovation elects to exercise its termination right as the result of the failure to obtain the written approvals from the ANH or the Republic of Korea, the Company’s interest in Block CPO-4 will be deemed re-assigned back to SK Innovation, and the Company will have the right to have returned any amounts paid under the farmout agreement, without interest. The Company has paid SK its share of past costs and has paid and will pay SK its proportionate share of on-going costs and an additional twelve and one-half percent (12.5%) of seismic acquisition costs amounting to $7,249,002 and $650,000 at August 31, 2011 and 2010 respectively. The Company will pay a total of twenty-five percent (25%) of seismic acquisition costs.

SK Innovation serves as operator on CPO-4. Block CPO-4 is near existing production and immediately adjacent to and on trend with the Guatiquia block operated by Petrominerales Ltd. (TSX:PMG). Block CPO-4 is the near-term focus of the Company and SK Innovation, with drilling commencing in July 2011.  In July 2011, the Company spudded the Tamandua-1, a 16,300 foot well, in the northern part of CPO-4 as described above under oil and gas properties.

Peru Z-46

On July 13, 2010, the Company entered into a farmout agreement with SK Innovation pursuant to which the Company will pay to SK Innovation approximately $2,914,917 for past costs and expenses incurred through May 31, 2010 to earn an undivided forty percent (40%) participation interest in Block Z-46.  The payment for past costs is due within thirty (30) days after receipt of the approval from Perupetro S.A. which is expected in February 2012.

The Company has paid and will pay SK Innovation its proportionate share of on-going costs and an additional thirty-five percent (35%) of seismic acquisition costs (the Company pays a total of seventy five percent (75%) of certain seismic acquisition costs) amounting to $8,586,240 and $2,999,299 at August 31, 2011 and 2010, respectively.  The assignment of the participation interest in Block Z-46 is conditioned upon the approval of the assignment by Perupetro S.A.  (“Perupetro”), the state owned entity responsible for promoting, negotiating, underwriting and monitoring contracts for exploration and exploitation of hydrocarbons in Peru.  The Company, with the assistance of SK Innovation, has completed the documentation required for the approval of the assignment; however confirmation of the approval has not yet been obtained. The farmout agreement with SK Innovation requires approval from Perupetro by November 30, 2011. The Company and SK Innovation have met to discuss possible amendments to the farmout agreement, which may include an extension to the approval date from Perupetro and/or deletion of the approval condition altogether as a result of a re-structured economic deal.  Pursuant to the existing farmout with SK Innovation, if the Company did not receive the Perupetro approval by November 30, 2011, the agreement calls for a thirty day grace period during which the Company and SK Innovation have agreed to negotiate an amendment to the farmout agreement on mutually agreeable terms. If the Company and SK Innovation are unable to agree upon any additional amendments during such thirty day grace period, SK Innovation has the right to terminate the agreement commencing December 31, 2011. Management believes that it maintains good relations with SK Innovation, and as a result, will be able to negotiate any necessary amendments to the farmout agreement on mutually agreed economic terms in the event the Perupetro approval is not ultimately obtained.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
August 31, 2011 and 2010

Notwithstanding the above, if SK Innovation elects to exercise its termination right, which will be effective as of December 31, 2011 assuming no new developments, the Company’s interest in Block Z-46 will be deemed re-assigned back to SK Innovation, and the Company will have the right to have returned any amounts paid under the farmout agreement, without interest ($5,626,488 has been paid through August 31, 2011).

Recently re-processed 2-D seismic data suggests a submarine fan deposition on the block and multiple leads have been identified. Two wells previously drilled on the block by Repsol reported oil, indicating an active hydrocarbon system.  The Company and SK Innovation began the acquisition of additional infill 2-D seismic data in December 2010; the acquisition, processing and analysis of seismic data is ongoing.

Peru Block XXIV and TEA

On July 31, 2010, the Company entered into an amendment to the participation agreement dated March 12, 2010 covering blocks XXIV Peru and the Peru TEA. Under the terms of the amendment, the Company acquired an undivided 5% working interest in Block XXIV, an approximately 280,000 acre onshore and offshore property and an undivided 2% working interest in the Peru TEA which consists of four contiguous blocks totaling approximately 40,000,000 acres.

The assignment to the Company of the interests in Block XXIV and the Peru TEA are also subject to the approval of Perupetro S.A., along with certain governmental agencies of the Republic of Peru.  Until such time as the approvals are received, Upland is holding the Block XXIV and Peru TEA interests in escrow.  Upland has begun the process of obtaining the necessary approvals on behalf of the Company.  We have requested a status report on the approval process, but have not received it as of the date of this report.

Upland spudded two wells on Block XXIV prior to August 31, 2011.  Both wells are currently considered dry holes.   On Block XXIV, Upland has completed the field work on a 200 kilometer seismic shoot and the information is in for processing.  The plan for the coming year is further geological studies and the potential drilling of one or two wells. On the Peru TEA, Upland has completed a gravity aeromagnetic program and satellite imaging study covering a large portion of the TEA.  The plan for the coming year is for additional geological studies on selected areas to be determined at a future date.   The Company incurred costs amounting to $4,240,052 and $3,945,282 during the fiscal years ending August 31, 2011 and 2010, respectively.

At August 31, 2011, the Company does not have sufficient cash or credit facilities to fund all of the above-noted short-term costs which are summarized below.  At August 31, 2011, the Company’s investment in oil and gas properties and approximate fiscal 2012 commitments are as follows:

	Estimated Fiscal 2012 To Date	Commitment

Block XXIV and TEA – Peru	$4,240,052	$700,000
Block Z-46 – Peru	8,566,240	3,365,000
CPO-4 – Colombia	7,354,289	6,337,000
	$20,160,581	$10,402,000

As of the date of this report and based upon all the known facts and circumstances, management does not believe that any impairment exists with respect to these properties.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
August 31, 2011 and 2010

Note 4 – Stockholders’ Equity

Preferred Stock

As of August 31, 2011 and 2010, the Company has authorized 50 million shares of blank check preferred stock, none of which are issued and outstanding.  Our board of directors has the authority, without action by the shareholders, to designate and issue preferred stock in one or more series.  Our board of directors may also designate the rights, preferences, and privileges of each series of preferred stock.

Common Stock

As of August 31, 2011 and August 31, 2010, the Company had 454,667,726 and 293,700,000 shares of its $.001 par value common stock issued and outstanding, respectively.

The following schedule is a summary of transactions in the Company’s common stock since August 31, 2010:

As additional compensation, related to sale of the common stock on February 15, 2011, the Company issued to Pritchard Capital Partners, warrants to purchase up to 1 million shares of common stock at an exercise price of $0.30 subject to anti-dilution adjustments. As of August 31, 2011, the total value of these warrants is estimated at approximately $430,459 using the Black-Scholes valuation model.  Expected volatility is 146% based on historical volatility of our common stock over the past twelve months.  The risk-free interest rate is 1.67% based on the U.S. Treasury yield in effect at the time of issuance for an instrument with a maturity of five years.  A dividend yield rate of zero was used because we have never paid cash dividends and we do not intend to pay cash dividends on our common stock.  These warrants are exercisable through February 15, 2016.

Note 5 – Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has incurred tax net operating losses of approximately $16,350,000 which commence expiring in 2023 if not previously utilized. In accordance with GAAP, the Company is required to compute tax asset benefits for net operating loss carry-forwards.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
August 31, 2011 and 2010

The potential benefit of net operating losses has been offset by a valuation allowance in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The valuation of the tax loss carryforward and the valuation allowance thereon were as follows:

	August 31, 2011	August 31, 2010
Net operating loss carry forward benefit	$5,558,982	$510,339
Stock-based compensation expense	25,422	-
Loss from discontinued operations	544,411	663,411
Total deferred tax asset	6,128,815	1,173,750
Less: Valuation allowance	(6,128,815)	(1,173,750)
Net deferred tax asset	$-	$-

A reconciliation between the Company’s effective tax rate and the U.S. statutory tax rate is as follows:

	Year ended
	August 31, 2011	August 31, 2010

Provision for taxes (benefit) at U.S. statutory rate	$(4,955,065)	(787,168)
Increase in deferred tax asset valuation allowance	4,955,065	787,168
Effective taxes	$-	$-
Effective tax rate	$0%	$0%

At August 31, 2011, the Company had approximately $16,350,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income.  The federal net operating loss carryforwards expire on various dates through 2031. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances.  Events which may cause limitations in the amount of net operating losses the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent over a three-year period.

The Company has determined that an ownership change has occurred.  Because of ownership change, utilization of the net operating loss carryforwards may be subject to an annual limitation under Section 382 of the Internal Revenue Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards before utilization.  Further, until a study is completed and any limitations known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefit will not impact its effective tax rate.  Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

Note 6 – Loans Payable to Related Parties

Notes payable to related parties consists of the following as of August 31, 2011 and August 31, 2010:

Unsecured loans to related parties $     26,574

Two stockholders and former directors of the Company provided these loans.  The loans are non-interest bearing,  unsecured and payable upon demand.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
August 31, 2011 and 2010

Note 7 –	Shareholder Loans Payable and Accrued Interest

Unsecured loans and accrued interest payable to shareholders at August 31, 2010 and August 31, 2011:

	August 31, 2011	August 31, 2010

Loan payable	$-	$1,089,685
Accrued interest	-	19,430
	-	1,109,115

Short-term debt	1,400,000	2,900,000
Less: total note discount for stock issued	(623,232)	(1,185,791)
Add: amortization of note discount	512,955	329,358
Add: accrued interest	99,911	70,834
	1,389,634	2,114,401
Total shareholder loans payable and accrued interest	$1,389,634	$3,223,516

During the quarter ended February 28, 2011, the Company used proceeds from common stock sales to retire the one-year promissory note from a related party stockholder, James M. Askew, which originally totaled $1,089,685.

The remaining notes bear interest at 8% annually with all interest and principal due at maturity.  The notes were discounted based on the fair market value of the common stock received (determined with the assistance of an independent valuation expert) as a percentage of the total fair market value of all consideration received.  The resulting note discount is being amortized as additional interest expense over the twelve month life of each note and is being calculated based on a normal amortization schedule using the interest method.

The weighted average interest rates on shareholder loans payable based on the face amount of the debt at August 31, 2011 and August 31, 2010 were 8.0% and 8.5%, respectively.  The effective interest rates on shareholder loans payable considering the discount at August 31, 2011 and 2010 were 52.5% and 54.3%, respectively.

The average balance of short-term debt during the year ended August 31, 2011 was $2,244,367.  The average face interest rate on the debt was 8.00% and the average discount amortization was $114,116.  Subsequent to August 31, 2011, all of the short-term debt was paid in full.

Note 8. - Commitments and Contractual Obligations

Our commitments under existing agreements for the next three fiscal years are estimated as follows as of August 31, 2011:

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
August 31, 2011 and 2010

Oil and Gas Investment Commitments

Colombia CPO-4

On July 30, 2010, the Company entered into a farmout agreement with SK Innovation pursuant to which the Company acquired, through its wholly owned subsidiary, Gulf United Energy de Colombia Ltd., the right to earn an undivided twelve and one-half percent (12.5%) participation interest in the CPO-4 block located in the Llanos Basin of Colombia.  The assignment of the interest in CPO-4 is conditioned upon the approval by the National Hydrocarbon Agency of Colombia (“ANH”) and the Republic of Korea. To date, we have not obtained the written approvals from the Republic of Korea or the ANH. The farmout agreement with SK Innovation, as amended, requires these approvals by April 30, 2012. Pursuant to the existing farmout with SK Innovation, if the Company does not receive the approvals by April 30, 2012, the agreement calls for a thirty day grace period during which the Company and SK Innovation have agreed to negotiate an amendment to the farmout agreement on mutually agreeable terms.   If the Company and SK Innovation are unable to agree upon any additional amendments during such thirty day grace period, SK Innovation has the right to terminate the farmout agreement. Management believes that it maintains good relations with SK Innovation and, as a result, should be able to negotiate any necessary amendments to the farmout agreement on mutually agreed economic terms in the event the approvals are not ultimately obtained.  Notwithstanding the above, if SK Innovation elects to exercise its termination right as the result of the failure to obtain the written approvals from the ANH or the Republic of Korea, the Company’s interest in Block CPO-4 will be deemed re-assigned back to SK Innovation, and the Company will have the right to have returned any amounts paid under the farmout agreement, without interest.  In such event, our business would be materially adversely affected.

SK Innovation serves as operator on CPO-4.  The Company is responsible for 25% of all future seismic acquisition costs and its pro-rata share of all other future costs with respect to CPO-4.  The commitments for Block CPO-4 reflect our plan to complete one well spudded on July 12, 2011 and to drill a second well during fiscal year 2012.  The current obligation on Block CPO-4 is $6.3 million which includes completing two wells at an estimated cost of $2.1 million, $0.3 million for joint operating costs and $3.9 million for past costs owed to Houston American Energy Corp. within 30 days following the approval of the assignment by the ANH.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
August 31, 2011 and 2010

The current obligation on Block CPO-4 is $6.3 million which includes completing two wells at an estimated cost of $2.1 million, $0.3 million for joint operating costs and $3.9 million for past costs owed to Houston American Energy Corp. within 30 days following the approval of the assignment by the ANH.

Assuming success on one or both of the initial two wells, the Company may commit to drilling additional wells.  Any drilling success may have associated revenues to offset additional costs.  During the year ended August 31, 2011, the Company capitalized $105,287 of interest into the CPO-4 property.

Peru Z-46

On July 13, 2010, the Company entered into a farmout agreement with SK Innovation pursuant to which the Company acquired, through its wholly owned subsidiary, Gulf United Energy Cuenca Trujillo Ltd., the right to earn an undivided forty percent (40%) participation interest in Block Z-46, an approximately 2.8 million acre offshore block in Peru.  SK Innovation, through its subsidiary SK Innovation Sucursal Peruana, serves as operator on Block Z-46. The assignment of the participation interest in Block Z-46 is conditioned upon the approval of the assignment by Perupetro.  The Company, with the assistance of SK Innovation, has completed the documentation required for the approval of the assignment; however confirmation of the approval has not yet been obtained. The farmout agreement with SK Innovation requires approval from Perupetro by November 30, 2011. The Company and SK Innovation have met to discuss possible amendments to the farmout agreement, which may include an extension to the approval date from Perupetro and/or deletion of the approval condition altogether as a result of a re-structured economic deal.  Pursuant to the existing farmout with SK Innovation, if the Company did not receive the Perupetro approval by November 30, 2011,the agreement calls for a thirty day grace period during which the Company and SK Innovation have agreed to negotiate an amendment to the farmout agreement on mutually agreeable terms.   If the Company and SK Innovation are unable to agree upon any additional amendments during such thirty day grace period, SK Innovation has the right to terminate the agreement commencing December 31, 2011. If SK Innovation elects to exercise its termination right, which will be effective as of December 31, 2011 assuming no new developments, the Company’s interest in Block Z-46 will be deemed re-assigned back to SK Innovation, and the Company will have the right to have returned any amounts paid under the farmout agreement, without interest ($5,626,488 has been paid through August 31, 2011).

Pursuant to the agreement, the Company will pay to SK Innovation approximately $2.9 million for past costs and expenses incurred through August 31, 2010.  The payment for past costs is due within thirty (30) days after receipt of the approval from Perupetro S.A.  The Company will also pay SK Innovation its proportionate share of joint operating costs estimated at $450,000 during fiscal 2012.  The Company may also be required to pay a proportionate share of seismic acquisition cost beginning in fiscal year 2013 and if the results of the 2-D seismic are positive, the Company will consider a 3-D seismic acquisition and drilling a well, increasing the future obligations on the block.

Peru Block XXIV and TEA

On July 31, 2010, the Company, entered into an amendment to the participation agreement with Upland, dated March 12, 2010, covering blocks XXIV Peru and the Peru TEA. Under the terms of the amendment, the Company paid $500,000 for the purchase of an undivided 5% working interest in Block XXIV and an undivided 2% working interest in the Peru TEA.  In addition to the $500,000 payment, the Company issued one million shares of the Company’s common stock to Upland.  The Company is responsible for its proportionate share of future costs incurred with respect to Block XXIV and TEA.  These costs are currently estimated to total $700,000 during fiscal 2012.

Note 9.  Related Party Transactions

The Company and James Askew, the holder of over 5% of our outstanding shares of common stock, entered into a consulting agreement, dated July 11, 2011, pursuant to which he was issued 3,000,000 shares valued at $465,000 for general business development services.  The agreement was amended, effective September 1, 2011, under which the Company further agreed to pay Mr. Askew a monthly cash fee of $10,000 per month, beginning September 1, 2011 until the expiration or termination of the agreement.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
August 31, 2011 and 2010

The agreement was amended, effective September 1, 2011, under which the Company further agreed to pay Mr. Askew a monthly cash fee of $10,000 per month, beginning September 1, 2011 until the expiration or termination of the agreement.

In February 2011, Mr. John Eddie Williams was repaid the principal of $1 million plus $64,438 in interest related to a short-term note issued in April 2010 and Reese Minerals, Ltd. was repaid the principal of $750,000 plus $49,500 in interest related to a short-term note issued in April 2010.  Mr. Williams and Reese Minerals, Ltd. are both holders of over 5% of our outstanding shares of common stock.

Prior to Mr. Fluker becoming an executive officer of the Company in December 2011, the Company paid $57,000 to Chilcas International, Inc. (“Chilcas”), an entity in which Mr. Fluker is the sole shareholder for consulting services rendered.  In March 2010, Mr. Fluker was issued 3,000,000 restricted common shares valued at $30,000 as a partial payment for billings from Chilcas.

In December 2010, the Company issued to John Eddie Williams, Jr. and Reese Minerals, Ltd. 14% debentures in the aggregate principal amount of $3.8 million.  These debentures were paid in full in February 2011.  In fiscal year 2011, Mr. Williams and Reese Minerals, Ltd. were paid an aggregate of $51,014 of interest related to debentures.

Also in December 2010, the Company sold to John Eddie Williams and Reese Minerals Ltd. 1 million shares of common stock for an aggregate purchase price of $200,000.  Mr. Williams and Reese Minerals Ltd. were also issued 20 million shares each valued at $4,000,000 each pursuant to consulting agreements entered into in December 2010.

In March 2010, the Company entered into a debt conversion agreement with Mr. Askew, under which Mr. Askew converted $400,000 of outstanding debt into 40 million shares of Company common stock. Prior to conversion of the debt, Mr. Askew agreed to forgive all $631,444 of interest accrued on the debt through March 11, 2010. This note was paid in full in February 2011.  Mr. Askew was paid a total of $66,519 in interest during fiscal 2011.

The Company acquired the rights relating to each of its oil and gas interests by virtue of several assignments from certain of our executive officers, consisting of Messrs. Connally, Ford (through Rodeo Resources LP, a limited partnership in which Mr. Ford serves as the managing member of the general partner), Miller, and Mr. Askew (collectively the “Assignors”) occurring between March and July 2010.

In connection with the assignment of the interests in Block XXIV and the Peru TEA to the Company, the Company paid the Assignors a $600,000 fee by issuing each Assignor 15 million shares of the Company’s common stock.  The Assignors were also granted an aggregate 2% overriding royalty interest, proportionately reduced, on the Company’s interest in Block XXIV and the Peru TEA.  In connection with the assignment of the interests in Block CPO-4 to the Company, the Assignors were granted an aggregate 2% overriding royalty interest, proportionately reduced, on the Company’s interest in Block CPO-4.  In connection with the assignment of the interests in Block Z-46, the Company paid the Assignors a fee by issuing to each of the Assignors 14 million shares of the Company’s common stock.  The shares were valued at approximately $2,912,000. The Assignors were also granted an aggregate 2% overriding royalty interest, proportionately reduced, on the Company’s interest in Block Z-46.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
August 31, 2011 and 2010

In March 2010, Mr. Ford, through Rodeo Resources LP, was issued 300,000 shares of common stock in connection with the sale of Gulf United Energy del Peru Ltd. to the Company.  Gulf United Energy del Peru Ltd. is a wholly-owned subsidiary of the Company and holds the Company’s assets relating to Block XXIV and Peru TEA. Jim Ford, an executive officer of the Company, serves as the managing member of the general partner of Rodeo Resources, LP.

In January 2010, Mr. Fluker acquired 1 million shares of common stock for $10,000 cash in connection with the Company’s private placement.  Additionally, in January 2010, Rodeo Resources, LP and Mr. Miller each acquired 2,500,000 shares of common stock for $25,000 cash in connection with the Company’s private placement.

Also in December 2010, the Company sold to John Eddie Williams and Reese Minerals Ltd. 1 million shares of common stock for an aggregate purchase price of $200,000.  Mr. Williams and Reese Minerals Ltd. were also issued 20 million shares each valued at $4,000,000 each pursuant to consulting agreements entered into in December 2010.

Note 10 – Subsequent Events

Employment Agreements

On November 11, 2011, the Company entered into an employment agreement with Mr. David Pomerantz, the Company’s chief financial officer.  The initial term of the employment agreement begins November 1, 2011, will expire on July 11, 2012, and may be terminated at any time by the Company upon 30 days prior written notice.  Under the agreement, Mr. Pomerantz will be paid an annual salary of $200,000 and may earn bonuses at the sole discretion of the board of directors and will be eligible to participate in the Company’s benefit plans.  As an inducement to enter into the employment agreement, Mr. Pomerantz was granted a five year option to purchase up to 500,000 shares of common stock at $0.27 per share and 200,000 shares of restricted stock at $0.27 per share pursuant to the Company’s 2011 Stock Incentive Plan.  Both the options and the restricted stock vest 1/3 annually, beginning on the first anniversary of the grant date.

Consulting Agreements

Effective November 1, 2011, the Company entered into a one-year consulting agreements with John S. Beeson pursuant to which the consultant will provide advice to the board of directors relating to certain of the Company’s strategic and business development activities.  In consideration for providing the consulting services, the consultant will receive 500,000 shares of the Company’s restricted common stock valued at an estimated $58,500.

The Company and James M. Askew, a related party, entered into a consulting agreement, dated as of July 11, 2011.  Subsequently, because Mr. Askew will continue to spend significant time working on behalf of the Company, effective September 1, 2011, his consulting agreement was amended such that the Company will pay Mr. Askew a monthly cash fee of $10,000 per month, beginning September 1, 2011 until the expiration or termination of the agreement.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
August 31, 2011 and 2010

Issuances of common stock

Since August 31, 2011 and through November 25, 2011, the Company issued an aggregate of 5,100,000 shares with an aggregate value of $824,600 (all of which are shown as common stock subscribed as of August 31, 2011) of restricted common stock as follows: (i) 3,000,000 shares valued at $0.155 per share to James Askew, a related party, for strategic services rendered; (ii) 2,000,0000 shares valued at $0.1705 per share to Murray Roark for services rendered and; (iii) 100,000 shares valued at $0.186 per share to Chadd Mason for services rendered. The expense for these services was recorded during the year ended August 31, 2011.  In addition, the Company issued 500,000 restricted common shares valued at approximately $58,500 to John Beeson pursuant to his consulting agreement which was effective as of November 1, 2011.

Note 11 –  Supplemental Disclosures – Consolidated Statements of Cash Flows

Supplemental Disclosure of Non-Cash and Financing Activities:

	Twelve Months Ended	Twelve Months Ended	Period From Inception Through
	August 31, 2010	August 31, 2011	August 31, 2011

Investment advances paid from shareholder loans	$-	$-	$1,263,985
Capital stock issued for investment in joint venture projects	$-	$-	$687,225
Capital stock issued or subscribed for expenses	$9,706,005	$-	$9,898,605
Capital stock issued for prepaid expenses	$-	$-	$20,000
Capital stock issued for oil and gas properties	$90,000	$-	$3,646,000
Capital stock issued or subscribed in connection with short-term notes	$623,232	$-	$1,809,023
Interest forgiven on shareholder loan payable	$-	$-	$631,444
Capital stock issued in conversion of shareholder loan	$-	$-	$400,000
Capital expenditures acquired with accounts payable	$-	$-	$31,282

Settlement of loan payable by assignment of investment:
Loan payable	$-	$-	$(200,000)
Investment	$-	$-	$200,000
Warrants issued for non-employee compensation	$455,178	$-	$455,178
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$361,080	$-	$395,714
Income taxes	$-	$-	$-