Form 10-K/A
period 2011-08-31
Gulf United Energy, Inc.
filed 2012-01-05
CIK 1312165

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.        Yes ☐    No ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ✓   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes☐  No ☑

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Gulf United Energy, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment”) to its Annual Report on Form 10-K for the year ended August 31, 2011 filed with the Securities and Exchange Commission on November 29, 2011 (the “Original Filing”) solely for the purpose of correcting portions of the Balance Sheet, Statement of Operations and Statements of Cash Flows that were presented incorrectly in the Original filing due to errors arising during the EDGARization process. We are including in this filing the complete text of our consolidated financial statements, as corrected, along with updated certifications contained in Exhibits 31.1, 31.2, 32.1, and 32.2. Except as discussed in this Explanatory Note, no other changes have been made to the Original Filing and we have not updated disclosures contained herein to reflect any events that occurred subsequent to the date of the Original Filing.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

	(1)	Consolidated Financial Statements:	Page

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

Statements of Changes in Stockholder’s Equity for the period from inception (September 19, 2003) through August 31, 2011

Notes to the Consolidated Financial Statements

F-1 F-2 F-3 F-4 F-5 F-7

(2)	All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits:
	3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the quarter ended May 31, 2010 filed with the SEC on July 20, 2010.
	3.2	Amended and Restated Bylaws incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the quarter ended May 31, 2010 filed with the SEC on July 20, 2010.
	4.1	Common Stock Specimen incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K filed with the SEC on November 29, 2011.
	4.2	Form of Placement Agent Warrant incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC on February 17, 2011.
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
10.14
Amendment No. 2 to Farmout Agreement, dated effective November 28, 2011, by and between SK Innovation Co., Ltd. (formerly SK Energy Co. Ltd.) and Gulf United Energy, de Colombia. incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K filed with the SEC on November 29, 2011.

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

Dated: January 5, 2012	GULF UNITED ENERGY, INC. (Registrant)

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

Signature	Capacity	Date

/s/ John B. Connally III John B. Connally III	Director and Chairman of the Board Chief Executive Officer (Principal Executive Officer)	January 5, 2012

/s/ David Pomerantz David Pomerantz	Chief Financial Officer (Principal Financial and Accounting Officer)	January 5, 2012

/s/ John N. Seitz John N. Seitz	Director	January 5, 2012

/s/ Thomas G. Loeffler Thomas G. Loeffler	Director	January 5, 2012

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
//S// Harper & Pearson Company, P.C. Houston, Texas November 29, 2011

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets

	August 31,	August 31,
	2011	2010
ASSETS
Current Assets
Cash	$7,251,657	$19,679
Payroll taxes receivable	-	39,153
Pre-paid expenses	4,443	20,000
Total Current Assets	7,256,100	78,832

Fixed Assets:
Computer Equipment	12,255	3,300
Software License	62,563	62,563
Less: Accumulated Depreciation	(35,696)	(13,727)
Net Fixed Assets	39,122	52,136

Other Assets
Investment in oil and gas properties (Note 9)	20,160,581	7,574,581
Total Other Assets	20,160,581	7,574,581

Total Assets	$27,455,803	$7,705,549

LIABILITIES
Current
Accounts payable and accrued liabilities	$282,286	$387,692
Accounts payable to operators of working interests	974,769	1,150,000
Loans payable related parties (Note 7)	26,574	26,574
Shareholder loans payable and accrued interest (Net of note discount of
$110,277 at August 31, 2011 and $856,433 at August 31, 2010 (Note 7)	1,389,634	3,223,516
Total Current Liabilities	2,673,263	4,787,782

Total Liabilities	$2,673,263	$4,787,782
STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock
Authorized:
700,000,000 shares with a par value of $0.001	-	-
Issued and Outstanding:
454,667,726 as of August 31, 2011 and	454,668	293,700
293,700,000 as of August 31, 2010
Common stock subscribed	824,600	-
Additional paid-in capital	42,445,865	6,992,910
Accumulated other comprehensive income	(29)	-
Deficit Accumulated During The Development Stage	(18,942,564)	(4,368,843)
Total Stockholders' Equity (Deficiency)	24,782,540	2,917,767
Total Liabilities and Stockholders' Equity (Deficiency)	$27,455,803	$7,705,549

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Operations

			Period From
			Inception
			(September 19, 2003)
	Year Ended August 31,		through
	2011	2010	August 31, 2011

Revenues	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

General and administrative expenses	4,216,766	805,249	5,536,322
General and administrative expenses - related parties	9,087,043	-	9,087,043

Operating Loss	(13,303,809)	(805,249)	(14,623,365)

Other (Income) and Expense
Gain on settlement of debt	-	-	(3,333)
Interest expense	942,003	146,676	1,089,358
Interest expense - related parties	692,826	423,034	1,631,374
Interest Income	(14,917)	-	(14,917)

Loss from continuing operations	(14,923,721)	(1,374,959)	(17,325,847)

Gain (Loss) from discontinued operations	350,000	(940,240)	(1,616,717)
Net Loss	$(14,573,721)	$(2,315,199)	$(18,942,564)

Basic And Diluted Loss per share
from continuing operations	$(0.04)	$(0.01)	$(0.21)

Basic And Diluted Loss per share
from discontinued operations	$0.00	$(0.01)	$(0.02)

Basic And Diluted Net Loss per share	$(0.04)	$(0.02)	$(0.23)

Weighted Average Shares Outstanding	394,388,436	115,018,082	83,557,935

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Cash Flows
			Period From
			Inception
			(September 19, 2003)
	Year Ended August 31,		Through
	2011	2010	August 31, 2011
Cash Flows From Operating Activities
Net loss for the period	$(14,573,721)	$(2,315,199)	$(18,942,564)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation expense	21,970	11,527	35,697
Expenses paid by issuance of common stock	9,848,400	192,600	10,041,000
Accrued interest added to (paid from) shareholder loans	9,647	206,193	731,355
Compensation expense paid by stock option issuance	74,772	-	74,772
Loan discount amortization	1,369,388	329,358	1,698,746
Non-cash portion of interest expense	-	-	3,333
Gain on settlement of debt	-	-	(3,333)
Foreign currency translation loss	(29)	-	(29)
Impairment of investment in joint venture projects	-	940,240	1,951,210
Change in operating assets and liabilities
Payroll tax receivable	39,153	(39,153)	-
Pre-paid expenses	(4,443)	-	(4,443)
Accounts payable and accrued liabilities	(280,638)	286,741	107,054
Net Cash Used By Operating Activities	(3,495,501)	(387,693)	(4,307,202)
Cash Flows From Investing Activities
Capital Expenditures	(8,955)	(62,563)	(74,818)
Investment in oil and gas projects	(12,496,000)	(2,868,581)	(15,364,581)
Advances to and investment in joint venture projects	-	-	(250,000)
Net cash used by investing activities	(12,504,955)	(2,931,144)	(15,689,399)

Cash Flows From Financing Activities
Proceeds from sale of common stock	25,822,119	587,500	26,435,669
Proceeds of bridge financing	3,800,000	-	3,800,000
Principal payment on bridge financing	(3,800,000)	-	(3,800,000)
Increase in loans payable to related parties	-	-	226,574
Principal payments on shareholder loans	(3,989,685)	(150,000)	(4,139,685)
Proceeds from (Payments for) shareholder loans payable	1,400,000	2,900,500	4,725,700
Net cash provided by financing activities	23,232,434	3,338,000	27,248,258
Increase/(Decrease) In Cash During The Period	7,231,978	19,163	7,251,657
Cash, Beginning Of Period	19,679	516	-

Cash, End Of Period	$7,251,657	$19,679	$7,251,657

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