Form 10-Q
period 2011-11-30
Gulf United Energy, Inc.
filed 2012-01-17
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 000-52322

GULF UNITED ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization) P.O. Box 22165, Houston, Texas (Address of principal executive offices)	20-5893642 (I.R.S. Employer Identification No.) 77227-2165 (Zip Code)

Registrant’s telephone number, including area code:
(713) 942-6575

N.A.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of January 11, 2012, there were 460,267,726 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

TABLE OF CONTENTS

Part I. Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets - November 30, 2011 and August 31, 2011 (unaudited)	5

	Consolidated Statements of Operations (unaudited) - For the Three Months Ended November 30, 2011 and 2010 and the Period From Inception (September 19, 2003) through November 30, 2011	6

	Consolidated Statements of Cash Flows (unaudited) - For the Three Months Ended November 30, 2011 and 2010 and the Period from Inception (September 19, 2003) through November 30, 2011	7

	Consolidated Statements of Changes in Shareholders' Equity (Deficiency) and Comprehensive Income (unaudited) for the Period from Inception (September 19, 2003) through November 30, 2011	8

	Notes to the Consolidated Financial Statements (Unaudited)	10

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4	Controls and Procedures	28

	Part II. Other Information

Item 1	Legal Proceedings	29

Item 1A	Risk Factors	29

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3	Defaults Upon Senior Securities	31

Item 4	(Removed and Reserved)	31

Item 5	Other Information	31

Item 6	Exhibits	31

	Signatures	32

	EX-31.1 (EXHIBIT 31.1)

	EX-31.2 (EXHIBIT 31.2)

	EX-32.1 (EXHIBIT 32.1)

	EX-32.2 (EXHIBIT 32.2)

Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts included in this Report including, without limitation, statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements including, but not limited to, our ability to identify and exploit available corporate acquisition, farm-in and/or joint venture opportunities in the energy sector in Colombia and Peru and, more generally, in Latin America, our ability to establish technical and managerial infrastructure, our ability to raise required capital on acceptable terms and conditions, our ability to take advantage of, and successfully participate in such opportunities, our ability to successfully operate, or influence our joint venture partners’ operation of, the projects in which we participate in a cost effective and efficient way; future economic conditions, political and regulatory stability and changes and volatility in energy prices.  A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on November 29, 2011 and Item 1A of this Quarterly Report on Form 10-Q.

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST QUARTER
FINANCIAL STATEMENTS

November 30, 2011
(Unaudited)

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets
	November 30,	August 31,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$3,869,824	$7,251,657
Prepaid expenses	55,846	4,443
Total Current Assets	3,925,670	7,256,100

Fixed Assets:
Computer Equipment	12,255	12,255
Software License	62,563	62,563
Less: Accumulated Depreciation	(41,656)	(35,696)
Net Fixed Assets	33,162	39,122

Other Assets
Investment in oil and gas properties (Note 3 and 8)	21,364,715	20,160,581
Total Other Assets	21,364,715	20,160,581

Total Assets	$25,323,547	$27,455,803

LIABILITIES
Current
Accounts payable and accrued liabilities	$267,797	$282,286
Accounts payable to operators of working interests	1,011,084	974,769
Loans payable related parties (Note 6)	26,574	26,574
Shareholder loans payable and accrued interest (Net of note discount of
$110,277 at August 31, 2011) (Note 7)	-	1,389,634
Total Current Liabilities	1,305,455	2,673,263

Total Liabilities	1,305,455	2,673,263
STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred Stock, 50,000,000 shares authorized, none issued or outstanding	-	-
Common Stock
Authorized:
700,000,000 shares with a par value of $0.001
Issued and Outstanding:
460,267,726 as of November 30, 2011 and	460,268	454,668
454,667,726 as of August 31, 2011
Additional paid-in capital	43,426,227	42,445,865
Common stock subscribed	-	824,600
Accumulated other comprehensive income	(1,243)	(29)
Deficit Accumulated During The Development Stage	(19,867,160)	(18,942,564)
Total Stockholders' Equity (Deficiency)	24,018,092	24,782,540
Total Liabilities and Stockholders' Equity (Deficiency)	$25,323,547	$27,455,803

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

			Period From
			Inception
			(September 19, 2003)
	Three Months Ended November 30,		Through
	2011	2010	November 30, 2011

Revenues	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

General and administrative expenses	891,699	636,099	6,428,021
General and administrative expenses - related parties	37,023	-	9,124,066

Operating Loss	(928,722)	(636,099)	(15,552,087)

Other (Income) and Expense
Gain on settlement of debt	-	-	(3,333)
Interest expense	-	506,756	1,089,358
Interest expense - related parties	-	-	1,631,374
Interest Income	(4,126)	-	(19,043)

Loss from continuing operations	(924,596)	(1,142,855)	(18,250,443)

Gain (Loss) from discontinued operations	-	200,000	(1,616,717)
Net Loss	$(924,596)	$(942,855)	$(19,867,160)

Basic And Diluted Loss per share
from continuing operations	$-	$-	$(0.19)

Basic And Diluted Loss per share
from discontinued operations	$-	$-	$(0.02)

Basic And Diluted Net Loss per share	$-	$-	$(0.21)

Weighted Average Shares Outstanding	459,472,170	303,843,333	95,140,526

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

			Period From
			Inception
			(September 19, 2003)
	Three Months Ended November 30,		Through
	2011	2010	November 30, 2011
Cash Flows From Operating Activities
Net loss for the period	$(924,596)	$(942,855)	$(19,867,160)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation expense	5,960	5,214	41,656
Expenses paid by issuance of common stock	-	256,500	10,041,000
Accrued interest added to (paid from) shareholder loans	(99,911)	80,744	631,444
Compensation expense paid by stock option issuance	102,862	-	177,634
Loan discount amortization	110,277	397,339	1,809,023
Non-cash portion of interest expense	-	-	3,333
Gain on settlement of debt	-	-	(3,333)
Foreign currency translation loss	(1,214)	-	(1,243)
Impairment of investment in joint venture projects	-	-	1,951,210
Change in operating assets and liabilities
Prepaid expenses	7,097	-	2,654
Accounts payable and accrued liabilities	21,826	(1,074,727)	128,881
Net Cash Used By Operating Activities	(777,699)	(1,277,785)	(5,084,901)
Cash Flows From Investing Activities
Capital Expenditures	-	-	(74,818)
Investment in oil and gas projects	(1,204,134)	(3,752)	(16,568,715)
Advances to and investment in joint venture projects	-	-	(250,000)
Net cash used by investing activities	(1,204,134)	(3,752)	(16,893,533)

Cash Flows From Financing Activities
Bank overdraft	-	4,858	-
Proceeds from sale of common stock	-	-	26,435,669
Proceeds of bridge financing	-	-	3,800,000
Principal payment on shareholder loans	-	-	(3,800,000)
Increase in loans payable to related parties	-	-	226,574
Principal payments on shareholder loans	(1,400,000)	(143,000)	(5,539,685)
Proceeds from shareholder loans payable	-	1,400,000	4,725,700
Net cash (used)/provided by financing activities	(1,400,000)	1,261,858	25,848,258
Increase/(Decrease) in Cash During The Period	(3,381,833)	(19,679)	3,869,824
Cash, Beginning Of Period	7,251,657	19,679	-

Cash, End Of Period	$3,869,824	$-	$3,869,824

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Income
Period from Inception (September 19, 2003) through November 30, 2011
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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Income
Period from Inception (September 19, 2003) through November 30, 2011
(Unaudited)

						DEFICIT
					ACCUMULATED	ACCUMULATED
	COMMON SHARES		ADDITIONAL	COMMON	OTHER	DURING THE
		PAR	PAID-IN	SHARES	COMPREHENSIVE	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	SUBSCRIBED	INCOME	STAGE	TOTAL

Capital stock issued for services:
September 2010 at $0.06 per share	2,500,000	2,500	147,500	-	-	-	150,000
October 2010 at $0.057 per share	1,200,000	1,200	67,200	-	-	-	68,400
December 2010 at $0.081 per share	40,000,000	40,000	7,960,000	-	-	-	8,000,000
January 2011 at $0.063 per share	2,700,000	2,700	167,400	(170,100)	-	-	-
February 2011 at $0.15 per share	304,000	304	60,496	-	-	-	60,800
March 2011 at $0.30 per share	125,000	125	37,375	(37,500)	-	-	-
March 2011 at $0.26 per share	2,000,000	2,000	515,000			-	517,000
July 2011 at $0.162 per share				824,600			824,600
Capital stock issued for cash:
December 2010 at $0.20 per share	3,875,000	3,875	746,915	-	-	-	750,790
January 2011 at $0.20 per share	9,750,000	9,750	1,878,553	25,000	-	-	1,913,303
February 2011 at $0.30 per share	83,388,726	83,389	23,074,637	-	-	-	23,158,026
March 2011 at $0.020 per share	125,000	125	24,875	(25,000)	-		-
Capital stock subscribed for services:
September 2010 at $0.063 per share	-	-	-	170,100	-	-	170,100
February 2011 at $0.30 per share	-	-	-	37,500	-	-	37,500
Capital stock issued with short-
term debt:
September 2010 at $0.043 per share	6,500,000	6,500	272,073	-	-	-	278,573
October 2010 at $0.047 per share	1,000,000	1,000	45,524	-	-	-	46,524
October 2010 at $0.043 per share	1,500,000	1,500	62,787	-	-	-	64,287
November 2010 at $0.047 per share	1,500,000	1,500	68,286	-	-	-	69,786
Januuary 2011 at $0.047 per share	1,500,000	1,500	68,286	(69,786)	-	-	-
February 2011 at $0.047 per share	1,000,000	1,000	45,524	(46,524)	-	-	-
March 2011 at $0.047 per share	1,000,000	1,000	46,752	(47,752)	-
Capital stock subscribed with
short-term debt:
November 2010 at $0.047 per share	-	-	-	139,572	-	-	139,572
November 2010 at $0.049 per share	-	-	-	24,490	-	-	24,490
Capital stock issued for oil and
gas properties:
November 2010 at $0.09 per share	1,000,000	1,000	89,000	-	-	-	90,000
Compensation expense paid by
Stock option and grant issuance	-	-	74,772	-	-	-	74,772
Net loss	-	-	-	-	-	(14,573,721)	(14,573,721)
Other comprehensive income -
Cumulative currency transalation adjustment					(29)		(29)
Total comprehensive loss	-	-	-	-	-	-	(14,573,750)
Balance, August 31, 2011	454,667,726	454,668	42,445,865	824,600	(29)	(18,942,564)	24,782,540
Capital stock issued for services:
September 2011 at $0.162 per share	5,100,000	5,100	819,500	(824,600)	-	-	-
November 2011 at $0.117 per share	500,000	500	58,000	-	-	-	58,500
Compensation expense paid by
Stock option and grant issuance	-	-	102,862	-	-	-	102,862
Net loss	-	-	-	-	-	(924,596)	(924,596)
Other comprehensive income -
Cumulative currency transalation adjustment					(1,214)		(1,214)
Total comprehensive loss	-	-	-	-	(1,243)	-	(925,810)
Balance, November 30, 2011	460,267,726	$460,268	$43,426,227	$-	$(1,243)	$(19,867,160)	$24,018,092

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
 November 30, 2011
(Unaudited)

Note 1 – Organization and Basis of Presentation

Gulf United Energy, Inc. (“Gulf United” or the “Company”), together with its 100% owned subsidiaries, is an international oil and gas exploration and production (“E&P”) company concentrating on opportunities in South America. The Company currently has limited operations and is a development stage company as defined by the Financial Accounting Standards Board (FASB) Accounting Standards for Development Stage Entities.   The Company was incorporated in the State of Nevada on September 19, 2003.   Gulf United’s asset portfolio includes participation in two hydrocarbon exploration blocks operated by SK Innovation Co. Ltd. (“SK Innovation” – Formerly SK Energy, Ltd.).   SK Innovation is a subsidiary of SK Innovation Group, one of South Korea’s top five industrial conglomerates.  SK Innovation is Korea’s largest petroleum refiner and is currently active in 29 blocks in 16 countries.  The Company also has a participating interest in Block XXIV Peru and the Peru TEA operated by Upland Oil and Gas.

Interim Financial Statements

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosures needed for a fair presentation may be determined in that context.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2011.  The results of operations presented for the three months ended November 30, 2011 are not necessarily indicative of the results to be expected for the year.  Interim financial data presented herein are unaudited.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $19,867,160 and further losses are anticipated in the development of our business raising substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company raised substantial equity and debt during the fiscal year ended August 31, 2011.  Notwithstanding, we do not have any credit facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts debt and equity financings.  There is no assurance that we can raise additional debt or equity capital from external sources.  The Company has no control over the amount of funds that it may receive in financings and the time frame in which they may be received. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
November 30, 2011
(Unaudited)

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting

The Company maintains its accounts on the accrual method of accounting in accordance GAAP. The accompanying consolidated financial statements of the Company have been prepared in accordance with GAAP and the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary for a fair presentation of consolidated financial position and the results of operations have been reflected herein.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, and our observance of trends in the industry and information available from other outside sources, as appropriate. Different, reasonable estimates could have been used in the current period.  Additionally, changes in accounting estimates are reasonably likely to occur from period to period. These, and other, factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

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
November 30, 2011
(Unaudited)

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

Impairment of Long-lived Assets

The Company evaluates impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered.  These events include market declines, decisions to sell an asset and adverse changes in the legal or business environment.  If events or circumstances indicate that a long-lived asset’s carrying value may not be recoverable, the Company estimates the future undiscounted cash flows from the asset for which the lowest level of separate cash flows may be determined, to determine if the asset is impaired.  If the total undiscounted future cash flows are less than the carrying amount for the asset, the Company estimates the fair value of the asset through reference to sales data for similar assets, or by using a discounted cash flow approach.  The asset’s carrying value is then adjusted downward to the estimated fair value.  These cash flow estimates and assumptions could change significantly either positively or negatively.  At November 30, 2011, management did not believe that any impairment exists with respect to its long-lived assets.

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

As of November 30, 2011, the Company had oil and gas property investments in the amount of $21,364,715 that are excluded from depletion because reserves have not been proven to be associated with those properties. If any proved reserves are found and when its quantity can be estimated, costs in excess of the present value of estimated future net revenues will be charged to impairment expense. The Company will apply the full cost ceiling test on a quarterly basis on the date of the latest consolidated balance sheet presented. It is not known at this time if any recoverable reserves of oil and gas exist.  As of the date of this report and based upon all the known facts and circumstances, management does not believe that any impairment exists with respect to oil and gas properties.

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
November 30, 2011
(Unaudited)

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

The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost related to oil and gas property accounts.  At November 30, 2011, the Company has no material asset retirement obligations.

Basic Loss per Share

The Company is required to provide basic and diluted earnings (loss) per common share information.  The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended November 30, 2011, there were no potentially dilutive securities issued, therefore  diluted net loss per common share equals basic net loss per share.  Common stock subscribed was not included in diluted earnings per share because the results were anti-dilutive. During the twelve months ended August 31, 2011, the Company issued five-year warrants to purchase up to 1 million shares of common stock at an exercise price of $0.30.  In addition, on June 14, 2011 the Company adopted the 2011 Stock Incentive Plan under which the Company may issue stock grants and stock options to Company employees, directors and consultants up to 45,000,000 shares which may not exceed 10,000,000 shares in total and may not exceed 1,000,000 shares to any individual during any calendar year.  These stock grants and stock options generally vest over a three-year period, beginning on the first anniversary from the date of each grant.  As of November 30, 2011, the Company has granted a total of 1,950,000 shares in restricted stock grants and  stock options to purchase 3,500,000 shares at a weighted average exercise price of $0.31 per share.

Potential dilutive securities as of November 30, 2011 have been considered, but the potential dilutive effect of these securities is not believed to be material and would be anti-dilutive.  The Company reported net losses in the three month periods ended November 30, 2011 and 2010 of $924,596 and $942,855 respectively; accordingly, the effects of any additional shares would be anti-dilutive.  The weighted average number of common and common equivalent shares outstanding was 459,472,170 and 303,843,333 for the quarters ended November 30, 2011 and 2010, respectively.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Gulf United Energy, Inc. and its wholly-owned subsidiaries, Gulf United Energy del Peru, Ltd., Gulf United Energy Cuenca Trujillo, Ltd. and Gulf United Energy de Colombia, Ltd. as of November 30, 2011.  All significant inter-company transactions and balances have been eliminated in the consolidation.

Accounting for Uncertain Tax Positions

GAAP provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an entity’s financial statements.  GAAP requires an entity to recognize the financial statement impact of a tax position when it is more likely that not that the position will be sustained upon examination. The Company believes that all significant tax positions utilized by the Company will more likely than not be sustained upon examination.  As of the Company’s quarter ended November 30, 2011, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the fiscal year 2008 forward (with limited exceptions). Tax penalties and interest, if any, would be accrued as incurred and would be classified as tax expense in the consolidated statements of operations.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
November 30, 2011
(Unaudited)

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

We grant restricted stock and stock options to employees and directors as incentive compensation. The restricted stock and options generally vest over three years, beginning on the first anniversary of the grant date. The vesting of these shares and options is dependent upon the continued service of the grantees with Gulf United Energy, Inc. Upon the occurrence of a change in control, each outstanding share of restricted stock and stock option will immediately vest.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following summarizes the assumptions used in the option-pricing model and the method for determining the assumptions:

	2011	Method of Determining Assumptions

Risk-free rate	1.67%; 0.89%	U.S. treasury yield for 5-year treasury notes in effect at June 14, 2011 and November 1, 2011, respectively.
Expected years until exercise	5.00	Full option term
Expected stock volatility	100%; 94%	Historical Gulf United Energy, Inc. volatility at August 31, 2011 and November 30, 2011, respectively.
Dividend yield	-	Historical record and plan

At November 30, 2011, total compensation cost related to non-vested options and awards not yet recognized is approximately $1.22 million and is expected to be recognized over a period of less than three years.

Stock Options

Information relating to stock options is summarized as follows:
		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise	Contractual	Aggregate
	Underlying	Price per	Life in	Intrinsic
	Options	Share	Years	Value

Balance outstanding - August 31, 2011	3,000,000	$0.32	4.6	$725,764
Granted	500,000	0.27	5.0	89,694
Exercised	-
Forfeited	-
Expired	-

Balance outstanding - November 30, 2011	3,500,000	$0.31	4.7	$815,458

Currently exercisable — November 30, 2011	-	$0.00		$-

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
November 30, 2011
(Unaudited)

The weighted average grant-date fair value of options granted during the quarter ended November 30, 2011 was $0.27 per share.

Restricted Stock Awards

At November 30, 2011, our employees and directors held 1.95 million restricted shares of our common stock that vest over the service period of up to three years. The restricted stock awards were valued based on the closing price of our common stock on the measurement date, typically the date of grant, and compensation expense is recorded on a straight-line basis over the restricted share vesting period.

The following table summarizes the restricted stock awards activity during the three months ended November 30, 2011:

		Weighted
		Average Grant
		Date Fair
	Number of	Value per
	Shares	Share

Balance outstanding — August 31, 2011	1,200,000	$0.32
Granted	750,000	0.29
Vested	0	-
Forfeited	0	-

Balance outstanding — November 30, 2011	1,950,000	$0.31

Total grant date fair value of shares vesting during the period	0	$-

Non-cash stock-based compensation expense was $102,862 for the quarter ended November 30, 2011, and $74,772 for the year ended August 31, 2011.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04), which amends ASC 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards (IFRS). ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company is still evaluating whether adoption of ASU 2011-04 will have an impact on the Company’s 2012 consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income.  ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this standard is not expected to impact the Company’s consolidated results of operations, cash flows or financial position.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
November 30, 2011
(Unaudited)

Note 3 - Investments

Investment in Joint Venture Entities - Sold

As reported in the Company’s Form 8K filed with the Securities and Exchange Commission on November 5, 2010, the Company closed on an agreement with its former joint venture partner, Cia. Mexicana de Gas Natural, S.A. de C.V., to sell all of the Company’s shares in Fermaca LNG de Cancun, S.A. de C.V. and Fermaca Gas de Cancun, S.A. de C.V. for a total amount of $1,000,000 of which $50,000 was paid upon entry into the sale agreement, $150,000 of which was paid at the close of the transaction, $120,000 of the next $150,000 was paid as of February 28, 2011 with the remaining $30,000 paid in March, 2011.   Because the Company is no longer involved in any downstream oil and gas activities, and because the Company has no further involvement in the joint ventures, the amounts related to the joint ventures have been reclassified to discontinued operations in accordance with GAAP. The next installment of $150,000 was due on May 1, 2011 and the following $150,000 installments were due on August 1, 2011 and November 1, 2011.  As of January 9, 2011, none of these installments have been paid.  The final payment of $200,000 is due February 1, 2012.  No interest accrues on the installments; however, the contract provides for 7% interest to be paid on late payments.  Management is currently negotiating an extended repayment schedule; however, there is no certainty that all or any of the installments will be paid.  We have recognized payments as gain on the sale of the joint venture investment as the sales proceeds are received.  Because the sale of the joint venture interests ended the Company’s investments in pipeline and LNG infrastructure, the gain from the sale and the impairment losses have been reclassified to discontinued operations.  As of November 30, 2011, the unrecorded present value of the $650,000 cannot be determined because the timing of the payments, if any, is uncertain.

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

To date, we have not obtained the written approvals from the Republic of Korea or the ANH. The approval from the Republic of Korea will be requested after the Company has received the approval from the ANH. The farmout agreement with SK Innovation, as amended, requires these approvals by April 30, 2012. Pursuant to the existing farmout with SK Innovation, if the Company does not receive the approvals by April 30, 2012, the agreement calls for a thirty day grace period during which the Company and SK Innovation have agreed to negotiate an amendment to the farmout agreement on mutually agreeable terms.   As SK Innovation has already twice extended the arbitrary cut-off date set forth in the farmout agreement, including the most recent extension to April 30, 2012, we believe that the Company and SK Innovation have a good working relationship.  If the Company and SK Innovation are unable to agree upon any additional amendments during such thirty day grace period, SK Innovation has the right to terminate the farmout agreement. If SK Innovation elects to exercise its termination right as the result of the failure to obtain the written approvals from the ANH or the Republic of Korea, the Company’s interest in Block CPO-4 will be deemed re-assigned back to SK Innovation, and the Company will have the right to have returned any amounts paid under the farmout agreement, without interest ($8,264,455 has been paid through November 30, 2011). The Company has paid SK its share of past costs and will pay SK its proportionate share of on-going costs and an additional twelve and one-half percent (12.5%) of seismic acquisition costs. The Company will pay a total of twenty-five percent (25%) of seismic acquisition costs.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
November 30, 2011
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

The Company has paid and will pay SK Innovation its proportionate share of on-going costs and an additional thirty-five percent (35%) of seismic acquisition costs (the Company pays a total of seventy five percent (75%) of certain seismic acquisition costs).  The assignment of the participation interest in Block Z-46 is conditioned upon the approval of the assignment by Perupetro.  The Company, with the assistance of SK Innovation, has completed the documentation required for the approval of the assignment; however confirmation of the approval has not yet been obtained. The farmout agreement with SK Innovation requires approval from Perupetro by May 30, 2012. Pursuant to the existing farmout with SK Innovation, if the Company does not receive the Perupetro approval by May 30, 2012, the agreement calls for a thirty day grace period during which the Company and SK Innovation have agreed to negotiate an amendment to the farmout agreement on mutually agreeable terms.  As SK Innovation has already extended the arbitrary cut-off date set forth in the farmout agreement, including the most recent extension to May 30, 2012, we believe that the Company and SK Innovation have a good working relationship.   If the Company and SK Innovation are unable to agree upon any additional amendments during such thirty day grace period, SK Innovation has the right to terminate the agreement. If SK Innovation elects to exercise its termination right, the Company’s interest in Block Z-46 will be deemed re-assigned back to SK Innovation, and the Company will have the right to have returned any amounts paid under the farmout agreement, without interest ($5,654,240 has been paid through November 30, 2011).

Peru Block XXIV and TEA

On July 31, 2010, the Company entered into an amendment to the participation agreement dated March 12, 2010 covering blocks XXIV Peru and the Peru TEA. Under the terms of the amendment, the Company acquired an undivided 5% working interest in Block XXIV and an undivided 2% working interest in the Peru TEAs.

Block XXIV is located in the Sechura/Talara Basin in Peru.  Block XXIV consists of 276,137 gross acres (13,807 net) of which approximately 80,000 are offshore and 196,000 are onshore.  The offshore portion of the block is highly prospective.  During 2011, Upland acquired 200 km of 2D seismic data on Block XXIV which is currently in processing.

Technical Evaluation Areas I, II, III, and IV of the Peru TEA are contiguous blocks that together comprise 40,321,163 gross acres (806,423 net).  The Peru TEA runs south on the western flank of the Andes Mountains from the border with Ecuador to near Lima.  This greenfield opportunity will require geological evaluation, including the acquisition of aeromagnetic survey and 2-D seismic data, before we evaluate drilling opportunities.  During 2011, Upland completed a gravity aeromagnetic and satellite imaging study on the TEA which will be used to narrow the areas of interest for further geologic study.

At November 30, 2011, the Company does not have the cash or other resources to fund any of the above-noted costs summarized below.  At November 30, 2011, the Company’s investment in oil and gas properties and estimated fiscal 2012 commitments are as follows:

	Total Costs	Fiscal 2012
	To Date	Commitment

Block XXIV and TEA – Peru	$4,306,367	$700,000
Block Z-46 – Peru	8,566,240	4,100,000
CPO-4 – Colombia	8,492,108	7,500,000
	$21,364,715	$12,300,000

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
November 30, 2011
(Unaudited)

As of the date of this report and based upon all the known facts and circumstances, management does not believe that any impairment exists with respect to these properties.

Note 4 – Stockholders’ Equity

Preferred Stock

As of November 30, 2011, the Company has authorized 50 million shares of blank check preferred stock, none of which are issued and outstanding.  Our board of directors has the authority, without action by the shareholders, to designate and issue preferred stock in one or more series.  Our board of directors may also designate the rights, preferences, and privileges of each series of preferred stock.

Common Stock

As of November 30, 2011, the Company had 460,267,726 shares of its $.001 par value common stock issued and outstanding.  The following schedule is a summary of the transactions in the Company’s common stock since August 31, 2011:

Total shares issued and outstanding as of August 31, 2011:		454,667,726
Shares previously subscribed for services rendered	September, 2011	5,100,000
Shares issued for services to be rendered	November, 2011	500,000

Total shares issued and outstanding as of November 30, 2011:		460,267,726

Note 5 – Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has incurred tax net operating losses of approximately $17,171,700 which commence expiring in 2023 if not previously utilized. In accordance with GAAP, the Company is required to compute tax asset benefits for net operating loss carry-forwards. The potential benefit of net operating losses has been offset by a valuation allowance in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The valuations of the tax loss carryforward and the valuation allowance thereon were as follows:

	Period ended .
	November 30, 2011	August 31, 2011
Net operating loss carry forward benefit	$5,838,371		$5,558,982
Stock-based compensation expense	60,396		25,422
Loss from discontinued operations	544,411		544,411
Total deferred tax asset	6,443,178		6,128,815
Less: Valuation allowance	(6,443,178)		(6,128,815)
Net deferred tax asset	$-	$	- .

A reconciliation between the Company’s effective tax rate and the U.S. statutory tax rate is as follows:

	Period ended .
	November 30, 2011	August 31, 2011
Provision for taxes (benefit) at U.S. statutory rate	$(314,363)	$(4,955,065)
Increase in deferred tax asset valuation allowance	314,363	4,955,065 .
Effective taxes	$-	$-
Effective tax rate	0%	0%

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
November 30, 2011
(Unaudited)

At November 30, 2011, the Company had approximately $17,171,700 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income.  The federal net operating loss carryforwards expire on various dates from 2023 through 2031. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances.  Events which may cause limitations in the amount of net operating losses the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent over a three-year period.

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

Note 6 – Loans Payable to Related Parties

Notes payable to related parties consists of the following as of November 30, 2011 and August 31, 2011:

Unsecured loans to related parties	$26,574

Two stockholders and former directors of the Company provided these loans.  The loans are non-interest bearing, unsecured and payable upon demand.

Note 7 – Shareholder Loans Payable and Accrued Interest

Unsecured loans and accrued interest payable to shareholders at November 30, 2011 and August 31, 2011:

	November 30, 2011	August 31, 2011
Short-term debt	$-	$1,400,000
Less: total note discount for stock issued	-	(623,232)
Add: amortization of note discount	-	512,955
Add: accrued interest	-	99,911
Total shareholder loans payable and accrued interest	$-	$1,389,634

During the quarter ended November 30, 2011, the Company used cash to retire remaining short-term notes which totaled approximately $1,400,000 as of August 31, 2011.

The notes bore interest at 8% annually with all interest and principal due at maturity.  The notes were discounted based on the fair market value of the common stock received (determined with the assistance of an independent valuation expert) as a percentage of the total fair market value of all consideration received.  The resulting note discount was amortized as additional interest expense over the twelve month life of each note and was calculated based on a normal amortization schedule using the interest method.

The weighted average interest rates on shareholder loans payable based on the face amount of the debt at November 30, 2011 and August 31, 2011 were 0% and 8.0%, respectively.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
November 30, 2011
(Unaudited)

Note 8 - Commitments and Contractual Obligations

Oil and Gas Investment Commitments

Colombia Block CPO-4

In July 2011, the Company spudded the Tamandua-1, a 16,300 foot well, in the northern part of CPO-4.  SK Innovation, as operator, has permitted additional drilling locations and drilling activities will continue on the block upon the completion of the Tamandua-1 well.   The well is being drilled in an area where seismic data suggests the existence of multiple stacked sands (for example the C-9, Mirador, Guadalupe, Gacheta, and Une).  The C-7 section is the shallowest sand section where hydrocarbons were initially expected.  The C-9 section, at a depth of approximately 13,290 feet, through the Une sands at a depth of approximately 15,600 feet (the deepest sections), are the primary objective sands in the well.  Pursuant to existing agreements, our current obligation on CPO-4 during fiscal year 2012 is approximately $7.5 million.

Peru Block Z-46

On December 31, 2010, we began acquiring an additional 2,904 kilometers of infill 2-D seismic data focused in the southern portion of the block where several 2-D defined Tertiary prospects are stacked with 2-D defined Paleozoic prospects.  Based on the results of the new 2-D seismic data, we plan to acquire 3-D seismic data in early calendar year 2012 to be used in the selection of drilling locations.  No independent engineering estimates have been prepared at this time.  In December 2011, the joint venture partners approved the work plan and budget for Z-46.  Pursuant to existing agreements, under the work plan and budget, our current obligation on Z-46 during fiscal year 2012 is approximately $4.1 million.

Peru Block XXIV and TEA

During 2011, Upland acquired 200 km of 2D seismic data on Block XXIV which is currently in processing.  Going forward, Upland will conduct further geologic studies to determine one or two seismically defined drilling locations.   Based on a rough cost estimate from Upland, our expected commitment for 2012 is estimated at $200,000

During 2011, Upland completed a gravity aeromagnetic and satellite imaging study on the TEA which will be used to narrow the areas of interest for further geologic study.  Based on a rough cost estimate from Upland, our expected commitment for 2012 is estimated at $500,000

Agreement with our former Chief Executive Officer (CEO)

On March 1, 2010, the Company entered into a two-year agreement with Mr. Don Wilson, our former CEO, for services to be rendered subsequent to March 1, 2010.  Under the agreement, the Company is obligated to pay Mr. Wilson $180,000 before the end of calendar year 2011 as consulting expense once he resigned as Chief Executive Officer and sole director in September 2010.  A pro-rata portion of this obligation has been paid through November 30, 2011 and payments under the agreement were completed in December 2011.

Software license agreement

In March, 2010, the Company began paying a twelve-month software license agreement with Seismic Micro-Technology for seismic analysis software.  The license agreement was entered into on February 23, 2010, was payable in twelve monthly installments of $5,213 beginning March 25, 2010 for a total cost of $62,563, which is being depreciated over a thirty-six month useful life. In February, 2011, the Company paid an annual fee of $8,885 in order to receive software maintenance and upgrades.  This amount is being expensed over twelve months.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
November 30, 2011
(Unaudited)

Entry into Employment Agreement

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

Entry into Consulting Agreements

Effective November 1, 2011, the Company entered into a one-year consulting agreement with a third party consultant pursuant to which he will provide advice to the board of directors relating to certain of the Company’s strategic and business development activities.  In consideration for providing the consulting services, the consultant received 500,000 shares of the Company’s restricted common stock valued at an estimated $58,500.

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

Note 9 - Related Party Transactions

As described in footnote 8 above, the Company and James M. Askew entered into an amendment to his consulting agreement pursuant to which the Company will pay Mr. Askew a monthly cash fee of $10,000 per month, beginning September 1, 2011 until the expiration or termination of the agreement.  During the quarter ended November 30, 2011, Mr. Askew was paid $30,000 under his agreement.

Rodeo Resources, Ltd., a related party, was paid $7,023 in general and administrative expenses during the quarter ended November 30, 2011.

Note 10 – Subsequent Events

Payment of Discretionary Bonus

In December 2011, the Compensation Committee of the Board of Directors awarded Mr. Connally, our chief executive officer, a one-time $50,000 cash bonus pursuant to the terms of his employment agreement.  This amount was accrued as of November 30, 2011.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
November 30, 2011
(Unaudited)

Note 11 – Supplemental Disclosures – Consolidated Statements of Cash Flows

Supplemental Disclosure of Non-Cash, Investing and Financing Activities:
			Period From
	Three months ended November 30,		Inception Through
	2011	2010	November 30, 2011

Investment advances paid from shareholder loans	$-	$-	$1,263,985
Capital stock issued for investment in joint venture projects	$-	$-	$687,225
Capital stock issued or subscribed for expenses	$4,875	$256,500	$9,961,980
Capital stock issued for prepaid expenses	$53,625	$132,000	$53,625
Capital stock issued for oil and gas properties	$-	$90,000	$3,646,000
Capital stock issued or subscribed in connection with
short-term notes	$-	$623,232	$1,809,023
Interest forgiven on shareholder loan payable	$-	$-	$631,444
Capital stock issued in conversion of shareholder loan	$-	$-	$400,000
Capital expenditures acquired with accounts payable	$-	$-	$31,282

Settlement of loan payable by assignment of investment:
Loan payable	$-	$-	$(200,000)
Investment	$-	$-	$200,000
Warrants issued for non-employee compensation	$-	$-	$455,178

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$112,000	$28,673	$507,714
Income taxes	$-	$-	$-

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above and “Risk Factors” included in our Form 10-K for the fiscal year ended August 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on November 29, 2011 (the “2011 Form 10-K”), for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared on the accrual basis of accounting, whereby revenues are recognized when earned, and expenses are recognized when incurred. These consolidated financial statements as of November 30, 2011, and for the three months ended November 30, 2011 and 2010, are unaudited.  In the opinion of management, such financial statements include the adjustments and accruals necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements as of November 30, 2011 and for the three months ended November 30, 2011 and 2010.  You should read this discussion and analysis together with such financial statements and the notes thereto.

Our Properties

The following is a brief summary of our properties:

Property	Gross Acres	Net Acres	Working Interest(1)	Operator
Colombia Property
Block CPO-4	345,592	43,200	12.5%	SK Innovation

Peru Properties
Block Z-46	2,803,411	1,121,411	40.0%	SK Innovation
Block XXIV	276,137	13,807	5.0%	Upland
TEA Area I, II, III, IV	40,321,163	806,423	2.0%	Upland

(1)   The assignment of the working interests in Block Z-46, Block XXIV, and the Peru TEA are subject to the approval of PeruPetro S.A, and the assignment of our interest in Block CPO-4 is subject to the approval of the National Hydrocarbon Agency of Colombia and the Republic of Korea.

Block CPO-4 - Block CPO-4 is located in the Llanos Basin of Colombia. Block CPO-4 consists of 345,592 gross acres (43,200 net) and is located approximately 70 miles southeast of Bogotá.  This block is operated by SK Innovation.  Approximately 530 square kilometers of 3-D seismic data has been acquired in the northern portion of the acreage.  In July 2011, the Company spudded the Tamandua-1, a 16,300 foot well, in the northern part of CPO-4.  SK Innovation, as operator, has permitted additional drilling locations and drilling activities will continue on the block upon the completion of the Tamandua-1 well.   The well is being drilled in an area where seismic data suggests the existence of multiple stacked sands (for example the C-9, Mirador, Guadalupe, Gacheta, and Une).  The C-7 section is the shallowest sand section where hydrocarbons were initially expected.  The C-9 section, at a depth of approximately 13,290 feet, through the Une sands at a depth of approximately 15,600 feet (the deepest sections), are the primary objective sands in the well.

This initial well has been drilled to 13,989 feet (penetrating the C-10 section) and cased to 13,975 feet. While drilling the secondary objectives of the C-7 and C-9 sections, the well experienced what we believe to be strong hydrocarbon shows and an inflow of gas. Logging while drilling (“LWD”) tools indicate approximately 200 feet of net resistive sand in the C-7 section and approximately 140 feet of net resistive sand in the C-9 section. Mud logs have indicated fluorescence associated with the resistive sands as well as the presence of C-4 (butanes) and C-5 (pentanes) in the gas shows, typically associated with light oil.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

The operator has completed the cementing of the 7 inch casing.  The well will now be drilled through the primary objectives (Mirador, Barco, Guadalupe, and Une) to a total depth of 16,300 feet.  The operator is planning to collect logging data on each of these formations. All of the objective formations (C7, C9, Mirador, Barco, Guadalupe, and Une) are productive in the nearby Apiay Field Complex which Gulf United considers analogous to Tamandua. SK Innovation, as operator, has permitted additional drilling locations and drilling activities are expected to continue on the block upon the completion of the Tamandua-1 well.

Pursuant to existing agreements, our current obligation on CPO-4 during fiscal year 2012 is approximately $7.5 million.  In the event the first two wells are successful, an expanded drilling program may be implemented in which an additional two wells will be drilled.  Assuming the first two wells are successful and an additional two wells are drilled, our estimated fiscal year 2012 obligation on CPO-4 will be approximately $11.0 million.  Management believes any drilling success should have associated revenues to offset additional costs.

Block Z-46 - Block Z-46 is located in the Trujillo Basin offshore Peru.  Block Z-46 consists of 2,803,411 gross acres (1,121,411 net) and is located in northern Peru.  Water depths on the block range from 50 meters to 1000 meters.  This block is operated by SK Innovation.  Gulf United and our Block Z-46 partner have reprocessed 5,600 kilometers of 2-D seismic data.  On December 31, 2010, we began acquiring an additional 2,904 kilometers of infill 2-D seismic data focused in the southern portion of the block where several 2-D defined Tertiary prospects are stacked with 2-D defined Paleozoic prospects.  Based on the results of the new 2-D seismic data, we plan to acquire 3-D seismic data in early calendar year 2012 to be used in the selection of drilling locations.  No independent engineering estimates have been prepared at this time.  In December 2011, the joint venture partners approved the work plan and budget for Z-46.  Pursuant to existing agreements, under the work plan and budget, our current obligation on Z-46 during fiscal year 2012 is approximately $4.1 million, and during fiscal year 2013 will be approximately $13.1 million.

Block XXIV - Block XXIV is located in the Sechura/Talara Basin in Peru.  Block XXIV consists of 276,137 gross acres (13,807 net) of which approximately 80,000 are offshore and 196,000 are onshore.  The offshore portion of the block is highly prospective.  During 2011, Upland acquired 200 km of 2D seismic data on Block XXIV which is currently in processing.  Going forward, Upland will conduct further geologic studies to determine one or two seismically defined drilling locations.

TEA I, II, III, IV - Technical Evaluation Areas I, II, III, and IV of the Peru TEA are contiguous blocks that together comprise 40,321,163 gross acres (806,423 net).  The Peru TEA runs south on the western flank of the Andes Mountains from the border with Ecuador to near Lima.  This greenfield opportunity will require geological evaluation, including the acquisition of aeromagnetic survey and 2-D seismic data, before we evaluate drilling opportunities.  During 2011, Upland completed a gravity aeromagnetic and satellite imaging study on the TEA which will be used to narrow the areas of interest for further geologic study.

Recent Developments

Amendments to Farmout Agreements

As reported in the Company’s Form 8-K filed with the SEC on December 27, 2011, on December 23, 2011, the Company, through its wholly owned subsidiary Gulf United Energy Cuenca Trujillo Ltd., and SK Innovation entered into an amendment to that certain farmout agreement relating to SK’s assignment to the Company of a 40% working interest in Block Z-46 Peru. See Note 3 "Investments - Investments in oil and gas properties" for a description of the farmout agreement.

Pursuant to the amendment, the date on which the Company is required to have received regulatory approval to the assignment of the Z-46 interest was extended to May 31, 2012.  As reported in the August 31, 2011 Form 10-K, the Company and SK Energy also amended the farmout agreement relating to the Company’s interest in Block CPO-4 to extend the date on which the Company is required to have received regulatory approval to the assignment of the CPO-4 interest to April 30, 2012. See Note 3 "Investments - Investments in oil and gas properties" for a description of the farmout agreement.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

Results of Operations for Quarter Ended November 30, 2011

We have not earned any revenues during the period from inception through November 30, 2011. We have not attained profitable operations and are, therefore, dependent upon obtaining additional debt or equity financing. If we are unable to obtain additional financing, there is substantial doubt that we will be able to continue as a going concern.

Set forth below is a summary of our commitments under existing agreements:

Contractual Obligations	Payments due by period (in thousands)
	Fiscal Year 2012		Fiscal Year 2013		Fiscal Year 2014	Total
Commitments under employment agreements	$977		$342		$-	$1,319
Commitments under consulting contracts	150		144		144	438
Commitments under participation and farmout agreements:
Block CPO-4	7,500	(1)	-		-	7,500
Block Z-46	4,100	(2)	13,100	(3)	-	17,200
Block XXIV	500		-		-	500
Peru TEA	200		-		-	200
Total	$13,427		$13,586		$144	$27,157

(1)
The current obligation on Block CPO-4 is $7.5 million which includes approximately $700,000 remaining cost on the Tamandua-1, drilling the second phase 1 well at an estimated cost of $2.5 million, $2.2 million for 3-D seismic expense and $1.7 million for seismic acquisition costs incurred subsequent to July 31, 2010 owed to Houston American Energy 30 days after ANH approval, and estimated joint operating costs of approximately $400,000.  In the event the first two wells are successful, an expanded drilling program may be implemented in which an additional two wells will be drilled.  Assuming the first two wells are successful and an additional two wells are drilled, our estimated fiscal year 2012 obligation on CPO-4 will be approximately $11.0 million.  Any drilling success should have associated revenues to offset additional costs.

(2)
The obligation on Block Z-46 is $4.1 million, which includes a payment of $2.9 million for past costs due to SK Innovation 30 days after final approval of interest transfer and estimated joint operating expenses of approximately $1.2 million.

(3)
As described above, the work program and budget for Z-46 was approved subsequent to our August 31, 2011 fiscal year end.  Based on the work program, the estimated obligation on Z-46 for fiscal year 2013 is $13.1 million, which consists of an estimated $9.8 million for the 3-D seismic acquisition, approximately $1.4 million for joint operating expenses, and an estimated $1.9 million for VAT.

Liquidity and Capital Resources

At November 30, 2011, the Company has current assets of $3,925,670, current liabilities of $1,305,455, and a resulting working capital surplus of $2,620,215.  During fiscal 2012, we will need to fund approximately $15.2 million to fund operations for the remaining portion of our fiscal year 2012, comprised of the following: (i) $12.3 million to fund obligations under existing farmout and participation agreements (which does not include an estimated $3.5 million that we may be required to fund if the initial drilling program on CPO-4 is successful and two additional wells are drilled), (ii) $1.1 million to fund obligations under existing employment and consulting agreements, and (iii) an estimated $1.8 million for general working capital purposes.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

Moreover, we will require approximately $16.0 million to fund our obligations during fiscal year 2013, comprised of the following (a) $13.1 million to fund obligations under the Z-46 farmout, (b) $486,000 to fund obligations under existing employment and consulting agreements, and (c) an estimated $2.4 million for general working capital purposes.  This will require that we raise approximately $28 million during fiscal years 2012 and 2013 to fund these expenditures (which does not include an estimated $3.5 million that we may be required to fund if the initial drilling program on CPO-4 is successful and two additional wells are drilled).

Additionally, our business strategy is to acquire additional oil and gas interests in Colombia and Peru should attractive opportunities be identified. While none have been identified to date, if we do identify and negotiate acquisition of oil and gas interests during the current fiscal year, we will need to raise significantly more than $28 million in fiscal 2012 and 2013 to execute our business objectives and to fund expenditures associated therewith.

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

Results of Operations

Quarter ended November 30, 2011, compared to quarter ended November 30, 2010

($ in Thousands)	November 30, 2011	November 30, 2010
Revenue	$-	$-

Office and other	16	3
Depreciation expense	6	5
Salary and related expenses	492	256
Professional fees	289	304
Consulting	80	54
Travel	46	14
Shareholder loan and other interest	-	507
Total expense	929	1,143
Interest income	(4)	-
Gain on sale of joint venture investment	-	200

Net loss for the period	$(925)	$(943)

Operating Expenses

For the quarter ended November 30, 2011, operating expenses decreased $214,000 as compared to the same quarter ended in 2010. The decrease occurred primarily due to the $507,000 decrease in interest expenses and decreased professional fees offset by increased salary and related expenses, travel and consulting.

Net Loss

The Company incurred a net loss of $925,000 for the three months ended November 30, 2011 which is $18,000 less than the net loss of $943,000 incurred for the three months ended November 30, 2010.  The reduced loss is due to the reduction in interest expense and professional fees offsetting increases in the salary and other expenses as well as the gain on sale of joint venture investment recognized in 2010.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

Net Loss Applicable to Common Shareholders

For the three months ended November 30, 2011 and 2010, our net loss per share was $0.00.

Cash flows

For the three months ended November 30, 2011, the Company's operating activities used cash of $777,699 compared to net cash used of $1,277,785 for the first quarter of 2010.  During the current quarter, investing activities used cash of $1,204,134 for investment in oil and gas properties.  The Company's financing activities used net cash of $1,400,000 to pay short-term notes payable in the quarter ended November 30, 2011, compared to $1,261,858 cash provided by shareholder loans in the quarter ended November 30, 2010.

For the period from inception-to-date, the Company used cash of $5,084,901 in operating activities, used $16,893,533 in investing activities and $25,848,258 was provided from financing activities.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Based upon the evaluation, the Company's principal executive officer and principal financial officer concluded that as of November 30, 2011, its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

 Changes in Internal Control over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter covered by this report required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, the Company's principal executive officer and principal financial officer have determined that as of November 30, 3011, there were no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed under Item 1 of the Company’s Form 10-K filed with the United States Securities and Exchange Commission on November 29, 2011.  These risk factors should be read in conjunction with those in the Company’s Form 10-K.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have incurred annual operating losses since our inception. As a result, at November 30, 2011, we had an accumulated deficit of $19,867,160.  We have no revenue and do not anticipate receiving revenue unless we are successful in discovering economically recoverable oil or gas reserves.  We expect that our operating expenses will increase as we develop our projects.  We expect continued losses in fiscal 2012, and thereafter, until our projects generate profits and positive cash flow, if any.

We will need to raise capital in 2012 to fund our fiscal years 2012 and 2013 operations and to fund additional acquisitions.  Failure to meet our capital requirements in the future will cause us to curtail future growth plans or cut back our operations.

As of November 30, 2011, we had $3,869,824 of cash on hand.  We will require a minimum of $15.2 million to fund operations for the remaining portion of our fiscal year 2012, comprised of the following: (i) $12.3 million to fund obligations under existing farmout and participation agreements (which does not include an estimated $3.5 million that we may be required to fund if the initial drilling program on CPO-4 is successful and two additional wells are drilled), (ii) $1.1 million to fund obligations under existing employment and consulting agreements, and (iii) an estimated $1.8 million for general working capital purposes.  Moreover, we will require approximately $16.0 million to fund our obligations during fiscal year 2013, comprised of the following: (a) $13.1 million to fund obligations under the Z-46 farmout, (b) $486,000 to fund obligations under existing employment and consulting agreements, and (c) an estimated $2.4 million for general working capital purposes.  This will require that we raise approximately $28 million during fiscal year 2012 and 2013 to fund these costs.

Additionally, our business strategy is to acquire additional oil and gas interests in Colombia and Peru should attractive opportunities be identified. While none have been identified to date, if we do identify and negotiate acquisition of oil and gas interests during the current fiscal year, we may need to raise significantly more than $28 million in fiscal 2012 and 2013 to execute our business objectives and to fund expenses associated with, but not limited to:

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

We plan to pursue additional sources of capital to fund our exploration and business objectives through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means.  We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

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

We have incurred losses since our inception resulting in an accumulated deficit of $19,867,160 at November 30, 2011.  Further losses are anticipated in developing our business.  As a result, as of August 31, 2011, our auditors have expressed substantial doubt about our ability to continue as a going concern. As of November 30, 2011, we had $3,869,824 of cash on hand. We will require a minimum of $15.2 million to fund operations for the remaining portion of our fiscal year 2012 and $16 million to fund our obligations during fiscal year 2013.  This will require that we raise approximately $28 million during fiscal years 2012 and 2013 to fund these costs.  If we cannot raise funds to meet our obligations, we will become further insolvent and may be required to cease business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1*           Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*           Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*           Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*           Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 17, 2012	GULF UNITED ENERGY, INC. (Registrant)

/s/ John B. Connally III John B. Connally III Chief Executive Officer (Principal Executive Officer)

/s/ David Pomerantz David Pomerantz Chief Financial Officer (Principal Financial and Accounting Officer)