Form 10-Q/A
period 2011-11-30
Gulf United Energy, Inc.
filed 2012-01-18
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Form 10Q/A amends the Quarterly Report on Form 10-Q of Gulf United Energy, Inc. for the quarterly period ended November 30, 2011 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on January 17, 2012, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL).

No other changes have been made to the Form 10-Q other than furnishing the exhibit described above.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits

31.1(1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(2)
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended November 30, 2011, filed with the Securities and Exchange Commission on January 17, 2012, formatted in Extensible Business Reporting language (XBRL); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Income, and (v) Notes to the Condensed Financial Statements.(2)

(1)           Previously filed on January 17, 2012.
(2)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 18, 2012	GULF UNITED ENERGY, INC. (Registrant)

/s/ John B. Connally III John B. Connally III Chief Executive Officer (Principal Executive Officer)

/s/ David Pomerantz David Pomerantz Chief Financial Officer (Principal Financial and Accounting Officer)