Form 10-Q
period 2012-02-29
Gulf United Energy, Inc.
filed 2012-04-20
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to ____________________

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

As of April 10, 2012, there were 460,267,726 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

TABLE OF CONTENTS

Part I. Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets - February 29, 2012 (unaudited) and August 31, 2011	F-1

Consolidated Statements of Operations (unaudited) - For the Three and Six  Months Ended February 29, 2012 and  February 28, 2011 and the Period From Inception (September 19, 2003) through February 29, 2012
		F-2

	Consolidated Statements of Cash Flows (unaudited) - For the Six Months Ended February 29, 2012 and February 28, 2011 and the Period from Inception (September 19, 2003) through February 29, 2012	F-3

	Consolidated Statements of Changes in Shareholders' Equity (Deficiency) and Comprehensive Loss (unaudited) for the Period from Inception (September 19, 2003) through February 29, 2012	F-4

	Notes to the Consolidated Financial Statements (Unaudited)	F-6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3	Quantitative and Qualitative Disclosures About Market Risk	8

Item 4	Controls and Procedures	8

	Part II. Other Information

Item 1	Legal Proceedings	9

Item 1A	Risk Factors	9

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3	Defaults Upon Senior Securities	10

Item 4	Mine Safety Disclosures	10

Item 5	Other Information	10

Item 6	Exhibits	10

	Signatures	11

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QUARTERLY REPORT
FINANCIAL STATEMENTS

February 29, 2012
(Unaudited)

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets

	February 29,	August 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$486,742	$7,251,657
Prepaid expenses	106,404	4,443
Deferred costs	49,256	-
Total Current Assets	642,402	7,256,100

Fixed Assets:
Computer Equipment	25,391	12,255
Software License	62,563	62,563
Less: Accumulated Depreciation	(48,710)	(35,696)
Net Fixed Assets	39,244	39,122

Other Assets
Investment in oil and gas properties (Notes 3 and 8)	25,245,717	20,160,581
Total Other Assets	25,245,717	20,160,581

Total Assets	$25,927,363	$27,455,803

LIABILITIES
Current
Accounts payable and accrued liabilities	$337,821	$282,286
Accounts payable to operators of working interests	2,370,000	974,769
Loans payable related parties (Note 6)	26,574	26,574
Shareholder loans payable and accrued interest (Net of note discount of
$110,277 at August 31, 2011) (Note 7)	-	1,389,634
Total Current Liabilities	2,734,395	2,673,263

Total Liabilities	2,734,395	2,673,263
STOCKHOLDERS' EQUITY
Preferred Stock, 50,000,000 shares authorized, none issued or outstanding	-	-
Common Stock
Authorized:
700,000,000 shares with a par value of $0.001
Issued and Outstanding:
460,267,726 as of February 29, 2012 and	460,268	454,668
454,667,726 as of August 31, 2011
Additional paid-in capital	43,503,151	42,445,865
Common stock subscribed	-	824,600
Accumulated other comprehensive loss	(597)	(29)
Deficit Accumulated During The Development Stage	(20,769,854)	(18,942,564)
Total Stockholders' Equity	23,192,968	24,782,540
Total Liabilities and Stockholders' Equity	$25,927,363	$27,455,803

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

					Period From
					Inception
	Three Months Ended		Six Months Ended		(September 19, 2003)
	February 29,	February 28,	February 29,	February 28,	through
	2012	2011	2012	2011	February 29, 2012

Revenues	$-	$-	$-	$-	$-

Cost of Sales	-	-	-	-	-

Gross Profit	-	-	-	-	-

General and administrative expenses	806,789	1,088,272	1,698,488	1,724,371	7,234,810
General and administrative expenses - related parties	97,032	8,000,000	134,055	8,000,000	9,221,098

Operating Loss	(903,821)	(9,088,272)	(1,832,543)	(9,724,371)	(16,455,908)

Other (Income) and Expense
Gain on settlement of debt	-	-	-	-	(3,333)
Interest expense	-	790,267	-	1,297,023	1,089,358
Interest expense - related parties	-	-	-	-	1,631,374
Interest Income	(1,127)	(814)	(5,253)	(814)	(20,170)

Loss from continuing operations	(902,694)	(9,877,725)	(1,827,290)	(11,020,580)	(19,153,137)
Gain (Loss) from discontinued operations	-	120,000	-	320,000	(1,616,717)
Net Loss	$(902,694)	$(9,757,725)	$(1,827,290)	$(10,700,580)	$(20,769,854)

Basic And Diluted Loss per share
from continuing operations	$(0.00)	$(0.03)	$(0.00)	$(0.03)	$(0.18)

Basic And Diluted Loss per share
from discontinued operations	$(0.00)	(0.00)	$(0.00)	$(0.00)	$(0.02)

Basic And Diluted Net Loss per share	$(0.00)	$(0.03)	$(0.00)	$(0.03)	$(0.20)

Weighted Average Shares Outstanding	460,267,726	363,163,252	459,901,059	333,503,293	106,055,958

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

			Period From
			Inception
	Six Months Ended		(September 19, 2003)
	February 29,	February 28,	February 29, 2012
	2012	2011	2012
Cash Flows From Operating Activities
Net loss for the period	$(1,827,290)	$(10,700,580)	$(20,769,854)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation expense	13,014	10,427	48,710
Expenses paid by issuance of common stock	19,500	8,511,800	10,060,500
Accrued interest added to (paid from) shareholder loans	(99,911)	(27,275)	631,444
Stock based compensation	179,786	-	254,558
Loan discount amortization	110,277	995,327	1,809,023
Non-cash portion of interest expense	-	-	3,333
Gain on settlement of debt	-	-	(3,333)
Foreign currency translation loss	(568)	-	(597)
Impairment of investment in joint venture projects	-	-	1,951,210
Change in operating assets and liabilities
Payroll taxes receivable	-	39,153	-
Prepaid expenses	(62,961)	(8,885)	(67,404)
Deferred costs	(49,256)	-	(49,256)
Accounts payable and accrued liabilities	55,535	(1,146,556)	162,590
Net Cash Used By Operating Activities	(1,661,874)	(2,326,589)	(5,969,076)
Cash Flows From Investing Activities
Capital Expenditures	(13,136)	-	(87,954)
Investment in oil and gas projects	(3,689,905)	(9,442,235)	(19,054,486)
Advances to and investment in joint venture projects	-	-	(250,000)
Net cash used by investing activities	(3,703,041)	(9,442,235)	(19,392,440)

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	25,799,619	26,435,669
Proceeds of bridge financing	-	3,800,000	3,800,000
Principal payment on bridge financing	-	(3,800,000)	(3,800,000)
Increase in loans payable to related parties	-	-	226,574
Principal payments on shareholder loans	(1,400,000)	(1,100,000)	(5,539,685)
Proceeds from (Principal payments for) shareholder loans	-	(1,089,685)	4,725,700
Net cash (used)/provided by financing activities	(1,400,000)	23,609,934	25,848,258
(Decrease)/Increase In Cash During The Period	(6,764,915)	11,841,110	486,742
Cash, Beginning Of Period	7,251,657	19,679	-

Cash, End Of Period	$486,742	$11,860,789	$486,742

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss
Period from Inception (September 19, 2003) through February 29, 2012
(Unaudited)

						DEFICIT
					ACCUMULATED	ACCUMULATED
	COMMON SHARES		ADDITIONAL	COMMON	OTHER	DURING THE
		PAR	PAID-IN	SHARES	COMPREHENSIVE	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	SUBSCRIBED	LOSS	STAGE	TOTAL
Balance, September 19,
2003 (date of inception)	-	$-	$-	$-	$-	$-	$-
Capital stock issued for cash:
October 2003 at $0.001	2,500,000	2,500	-	-	-	-	2,500
November 2003 at $0.005	160,000	160	640	-	-	-	800
December 2003 at $0.005	1,400,000	1,400	5,600	-	-	-	7,000
June 2004 at $0.01	1,000,000	1,000	9,000	-	-	-	10,000
July 2004 at $0.25	23,000	23	5,727	-	-	-	5,750
Net loss for the period	-	-	-	-	-	(15,880)	(15,880)
Balance, August 31, 2004	5,083,000	5,083	20,967	-	-	(15,880)	10,170
Net loss for the year	-	-	-	-	-	(16,578)	(16,578)
Balance, August 31, 2005	5,083,000	5,083	20,967	-	-	(32,458)	(6,408)
November 10, 2005 Stock
Split Adjustment	20,332,000	20,332	(20,332)	-	-	-	-
Net loss for the year	-	-	-	-	-	(31,577)	(31,577)
Balance, August 31, 2006	25,415,000	25,415	635			(64,035)	(37,985)
Capital stock issued for investment:
January 2007 at $0.735 per share	185,000	185	135,790	-	-	-	135,975
July 2007 at $0.735 per share	750,000	750	550,500	-	-	-	551,250
Net loss for the year	-	-	-	-	-	(257,804)	(257,804)
Balance, August 31, 2007	26,350,000	26,350	686,925			(321,839)	391,436
Net loss for the year	-	-	-	-	-	(378,039)	(378,039)
Balance, August 31, 2008	26,350,000	26,350	686,925			(699,878)	13,397
Net loss for the year	-	-	-	-	-	(1,353,766)	(1,353,766)
Balance, August 31, 2009	26,350,000	26,350	686,925	-	-	(2,053,644)	(1,340,369)
Capital stock issued for settlement
of name issue:
January 2010 at $0.01 per share	50,000	50	450	-	-	-	500
Capital stock issued to buy
subsidiary:
March 2010 at $0.032 per share	300,000	300	9,300	-	-	-	9,600
Capital stock issued for cash:
March 2010 at $0.01 per share	59,750,000	59,750	527,750	-	-	-	587,500
Capital stock issued for services:
March 2010 at $0.01 per share	20,750,000	20,750	186,750	-	-	-	207,500
April 2010 at $0.01 per share	1,500,000	1,500	13,500	-	-	-	15,000
Capital stock issued for oil and
gas properties:
March 2010 at $0.01 per share	40,000,000	40,000	384,000	200,000	-	-	624,000
Capital stock issued for loan
conversion:
March 2010 at $0.01 per share	20,000,000	20,000	180,000	200,000	-	-	400,000
Shareholder loan interest forgiven	-	-	631,444	-	-	-	631,444
Capital stock issued with short-
term debt:
April 2010 at $0.065 per share	17,500,000	17,500	671,894	-	-	-	689,394
May 2010 at $0.065 per share	5,000,000	5,000	191,970	-	-	-	196,970
June 2010 at $0.087 per share	2,500,000	2,500	113,810	-	-	-	116,310
July 2010 at $0.075 per share	3,000,000	3,000	125,571	-	-	-	128,571
July 2010 at $0.120 per share	500,000	500	26,773	-	-	-	27,273
August 2010 at $0.120 per share	500,000	500	26,773	-	-	-	27,273
Capital stock issued for oil and
gas properties:
June 2010 at $0.01 per share	20,000,000	20,000	180,000	(200,000)	-	-	-
July 2010 at $0.052 per share	56,000,000	56,000	2,856,000	-	-	-	2,912,000
Capital stock issued for loan
conversion:
June 2010 at $0.01 per share	20,000,000	20,000	180,000	(200,000)	-	-	-
Net loss for the period	-	-	-	-	-	(2,315,199)	(2,315,199)
Balance, August 31, 2010	293,700,000	293,700	6,992,910	-	-	(4,368,843)	2,917,767

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss
Period from Inception (September 19, 2003) through February 29, 2012
(Unaudited)

						DEFICIT
					ACCUMULATED	ACCUMULATED
	COMMON SHARES		ADDITIONAL	COMMON	OTHER	DURING THE
		PAR	PAID-IN	SHARES	COMPREHENSIVE	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	SUBSCRIBED	LOSS	STAGE	TOTAL

Capital stock issued for services:
September 2010 at $0.06 per share	2,500,000	2,500	147,500	-	-	-	150,000
October 2010 at $0.057 per share	1,200,000	1,200	67,200	-	-	-	68,400
December 2010 at $0.081 per share	40,000,000	40,000	7,960,000	-	-	-	8,000,000
January 2011 at $0.063 per share	2,700,000	2,700	167,400	(170,100)	-	-	-
February 2011 at $0.15 per share	304,000	304	60,496	-	-	-	60,800
March 2011 at $0.30 per share	125,000	125	37,375	(37,500)	-	-	-
March 2011 at $0.26 per share	2,000,000	2,000	515,000	-	-	-	517,000
July 2011 at $0.162 per share	-	-	-	824,600	-	-	824,600
Capital stock issued for cash:
December 2010 at $0.20 per share	3,875,000	3,875	746,915	-	-	-	750,790
January 2011 at $0.20 per share	9,750,000	9,750	1,878,553	25,000	-	-	1,913,303
February 2011 at $0.30 per share	83,388,726	83,389	23,074,637	-	-	-	23,158,026
March 2011 at $0.020 per share	125,000	125	24,875	(25,000)	-	-	-
Capital stock subscribed for services:
September 2010 at $0.063 per share	-	-	-	170,100	-	-	170,100
February 2011 at $0.30 per share	-	-	-	37,500	-	-	37,500
Capital stock issued with short-
term debt:
September 2010 at $0.043 per share	6,500,000	6,500	272,073	-	-	-	278,573
October 2010 at $0.047 per share	1,000,000	1,000	45,524	-	-	-	46,524
October 2010 at $0.043 per share	1,500,000	1,500	62,787	-	-	-	64,287
November 2010 at $0.047 per share	1,500,000	1,500	68,286	-	-	-	69,786
Januuary 2011 at $0.047 per share	1,500,000	1,500	68,286	(69,786)	-	-	-
February 2011 at $0.047 per share	1,000,000	1,000	45,524	(46,524)	-	-	-
March 2011 at $0.047 per share	1,000,000	1,000	46,752	(47,752)	-
Capital stock subscribed with
short-term debt:
November 2010 at $0.047 per share	-	-	-	139,572	-	-	139,572
November 2010 at $0.049 per share	-	-	-	24,490	-	-	24,490
Capital stock issued for oil and
gas properties:
November 2010 at $0.09 per share	1,000,000	1,000	89,000	-	-	-	90,000
Compensation expense paid by
stock option and grant issuance	-	-	74,772	-	-	-	74,772
Net loss	-	-	-	-	-	(14,573,721)	(14,573,721)
Other comprehensive loss -
Cumulative currency transalation adjustment					(29)		(29)
Total comprehensive loss	-	-	-	-	-	-	(14,573,750)
Balance, August 31, 2011	454,667,726	454,668	42,445,865	824,600	(29)	(18,942,564)	24,782,540
Capital stock issued for services:
September 2011 at $0.162 per share	5,100,000	5,100	819,500	(824,600)	-	-	-
November 2011 at $0.117 per share	500,000	500	58,000	-	-	-	58,500
Compensation expense paid by
stock option and grant issuance	-	-	179,786	-	-	-	179,786
Net loss	-	-	-	-	-	(1,827,290)	(1,827,290)
Other comprehensive loss -
Cumulative currency transalation adjustment					(568)		(568)
Total comprehensive loss	-	-	-	-	(597)	-	(1,827,858)
Balance, February 29, 2012	460,267,726	$460,268	$43,503,151	$-	$(597)	$(20,769,854)	$23,192,968
The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
 February 29, 2012
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

Interim Financial Statements

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosures needed for a fair presentation may be determined in that context.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2011, filed on November 29, 2011.  The results of operations presented for the quarter ended February 29, 2012 are not necessarily indicative of the results to be expected for the year.  Interim financial data presented herein are unaudited.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $20,769,854 and further losses are anticipated in the development of our business raising substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company raised substantial equity and debt during the year ended August 31, 2011.  Notwithstanding, we do not have any credit facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts debt and equity financings.  There is no assurance that we can raise additional debt or equity capital from external sources.  The Company has no control over the amount of funds that it may receive in financings and the time frame in which they may be received. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
February 29, 2012
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

Software License and Fixed Assets

The value of the software license and other fixed assets (computer equipment) is stated at cost. Depreciation is computed using the straight-line method over the thirty six-month estimated useful life of the software and other fixed assets.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
February 29, 2012
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

Impairment of Long-lived Assets

The Company evaluates impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered.  These events include market declines, decisions to sell an asset and adverse changes in the legal or business environment.  If events or circumstances indicate that a long-lived asset’s carrying value may not be recoverable, the Company estimates the future undiscounted cash flows from the asset for which the lowest level of separate cash flows may be determined, to determine if the asset is impaired.  If the total undiscounted future cash flows are less than the carrying amount for the asset, the Company estimates the fair value of the asset through reference to sales data for similar assets, or by using a discounted cash flow approach.  The asset’s carrying value is then adjusted downward to the estimated fair value.  These cash flow estimates and assumptions could change significantly either positively or negatively.  At February 29, 2012, management did not believe that any impairment exists with respect to its long-lived assets.

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

As of February 29, 2012, the Company had oil and gas property investments in the amount of $25,245,717 that are excluded from depletion because reserves have not been proven to be associated with those properties.  If any proved reserves are found and when its quantity can be estimated, costs in excess of the present value of estimated future net revenues will be charged to impairment expense. The Company will apply the full cost ceiling test on a quarterly basis on the date of the latest consolidated balance sheet presented. It is not known at this time if any recoverable reserves of oil and gas exist.  As of the date of this report and based upon all the known facts and circumstances, management does not believe that any impairment exists with respect to oil and gas properties.

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
February 29, 2012
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

The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost related to oil and gas property accounts.  At February 29, 2012, the Company has no material asset retirement obligations.

Basic Loss per Share

The Company is required to provide basic and diluted earnings (loss) per common share information.  The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended February 29, 2012, there were no potentially dilutive securities issued, therefore, diluted net loss per common share equals basic net loss per share.  Common stock subscribed was not included in diluted earnings per share because the results were anti-dilutive. During the twelve months ended August 31, 2011, the Company issued five-year warrants to purchase up to 1 million shares of common stock at an exercise price of $0.30.  In addition, on June 14, 2011 the Company adopted the 2011 Stock Incentive Plan under which the Company may issue stock grants and stock options to Company employees, directors and consultants up to 45,000,000 shares which may not exceed 1,000,000 shares to any individual during any fiscal year.  These stock grants and stock options generally vest over a three-year period, beginning on the first anniversary from the date of each grant.  As of February 29, 2012, the Company has granted a total of 1,950,000 shares in restricted stock grants and stock options to purchase 3,500,000 shares at a weighted average exercise price of $0.31 per share.

Potential dilutive securities as of February 29, 2012 have been considered, but the potential dilutive effect of these securities is not believed to be material and would be anti-dilutive.  The Company reported net losses in the six months ended February 29, 2012 as well as a cumulative net loss; accordingly, the effects of any additional shares would be anti-dilutive.  The weighted average number of common and common equivalent shares outstanding was 459,901,059 for the six months ended February 29, 2012.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Gulf United Energy, Inc. and its wholly-owned subsidiaries, Gulf United Energy del Peru, Ltd., Gulf United Energy Cuenca Trujillo, Ltd. and Gulf United Energy de Colombia, Ltd. as of February 29, 2012.  All significant inter-company transactions and balances have been eliminated in the consolidation.

Accounting for Uncertain Tax Positions

GAAP provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an entity’s financial statements.  GAAP requires an entity to recognize the financial statement impact of a tax position when it is more likely that not that the position will be sustained upon examination. The Company believes that all significant tax positions utilized by the Company will more likely than not be sustained upon examination.  As of the period ended February 29, 2012, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the fiscal year 2008 forward (with limited exceptions). Tax penalties and interest, if any, would be accrued as incurred and would be classified as tax expense in the consolidated statements of operations.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
February 29, 2012
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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following summarizes the assumptions used in the option-pricing model and the method for determining the assumptions:

	2011	Method of Determining Assumptions
Risk-free rate	1.67%; 0.89%	U.S. treasury yield for 5-year treasury notes in effect at June 14, 2011 and November 1, 2011, respectively.
Expected years until exercise	5.00	Full option term
Expected stock volatility	100%; 94%	Historical Gulf United Energy, Inc. volatility at August 31, 2011 and November 1, 2011, respectively.
Dividend yield	-	Historical record and plan

At February 29, 2012, total compensation cost related to non-vested options and awards not yet recognized is approximately $1.09 million and is expected to be recognized over a period of less than three years.

Stock Options

Information relating to stock options is summarized as follows:

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise	Contractual	Aggregate
	Underlying	Price per	Life in	Intrinsic
	Options	Share	Years	Value

Balance outstanding - August 31, 2011	3,000,000	$0.32	4.6	$725,764
Granted	500,000	0.27	5.0	89,694
Exercised	-
Forfeited	-
Expired	-

Balance outstanding - February 29, 2012	3,500,000	$0.31	4.7	$815,458

Currently exercisable — February 29, 2012	-	$0.00		$-

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
February 29, 2012
(Unaudited)

The weighted average grant-date fair value of options granted during the six months ended February 29, 2012 was $0.27 per share.

Restricted Stock Awards

At February 29, 2012, our employees and directors had been awarded 1.95 million restricted shares of our common stock that vest over the service period of up to three years. The restricted stock awards were valued based on the closing price of our common stock on the measurement date, typically the date of grant, and compensation expense is recorded on a straight-line basis over the restricted share vesting period.

The following table summarizes the restricted stock awards activity during the six months ended February 29, 2012:

		Weighted
		Average Grant
		Date Fair
	Number of	Value per
	Shares	Share

Balance outstanding — August 31, 2011	1,200,000	$0.32
Granted	750,000	0.29
Vested	0	-
Forfeited	0	-

Balance outstanding — February 29, 2012	1,950,000	$0.31

Total grant date fair value of shares vesting during the period	0	$-

Non-cash stock-based compensation expense was $179,786 for the six months ended February 29, 2012, and $74,772 for the year ended August 31, 2011.

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
February 29, 2012
(Unaudited)

Note 3 - Investments

Investment in Joint Venture Entities - Sold

As reported in the Company’s Form 8K filed with the Securities and Exchange Commission on November 5, 2010, the Company closed on an agreement with its former joint venture partner, Cia. Mexicana de Gas Natural, S.A. de C.V., to sell all of the Company’s shares in Fermaca LNG de Cancun, S.A. de C.V. and Fermaca Gas de Cancun, S.A. de C.V. for a total amount of $1,000,000 of which $50,000 was paid upon entry into the sale agreement, $150,000 of which was paid at the close of the transaction, $120,000 of the next $150,000 was paid as of February 28, 2011 with the remaining $30,000 paid in March, 2011.   Because the Company is no longer involved in any downstream oil and gas activities, and because the Company has no further involvement in the joint ventures, the amounts related to the joint ventures have been reclassified to discontinued operations in accordance with GAAP. The next installment of $150,000 was due on May 1, 2011 and the following $150,000 installments were due on August 1, 2011 and November 1, 2011.  The final payment of $200,000 was due February 1, 2012.  As of April 5, 2012, none of these installments have been paid. No interest accrues on the installments; however, the contract provides for 7% interest to be paid on late payments.  Management is currently negotiating an extended repayment schedule; however, there is no certainty that all or any of the installments will be paid.  We have recognized payments as gain on the sale of the joint venture investment as the sales proceeds are received.  Because the sale of the joint venture interests ended the Company’s investments in pipeline and LNG infrastructure, the gain from the sale and the impairment losses have been reclassified to discontinued operations.  As of February 29, 2012, the unrecorded present value of the $650,000 cannot be determined because the timing of the payments, if any, is uncertain.

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

To date, we have not obtained the written approvals from the Republic of Korea or the ANH. The approval from the Republic of Korea will be requested after the Company has received the approval from the ANH. The farmout agreement with SK Innovation, as amended, requires these approvals by April 30, 2012. Pursuant to the existing farmout with SK Innovation, if the Company does not receive the approvals by April 30, 2012, the agreement calls for a thirty day grace period during which the Company and SK Innovation have agreed to negotiate an amendment to the farmout agreement on mutually agreeable terms.   As SK Innovation has already twice extended the arbitrary cut-off date set forth in the farmout agreement, including the most recent extension to April 30, 2012, we believe that the Company and SK Innovation have a good working relationship.  If the Company and SK Innovation are unable to agree upon any additional amendments during such thirty day grace period, SK Innovation has the right to terminate the farmout agreement. If SK Innovation elects to exercise its termination right as the result of the failure to obtain the written approvals from the ANH or the Republic of Korea, the Company’s interest in Block CPO-4 will be deemed re-assigned back to SK Innovation, and the Company will have the right to have returned any amounts paid under the farmout agreement, without interest ($9,309,003 has been paid through February 29, 2012). The Company has paid SK its share of past costs and will pay SK its proportionate share of on-going costs and an additional twelve and one-half percent (12.5%) of seismic acquisition costs. The Company will pay a total of twenty-five percent (25%) of seismic acquisition costs.

Peru Z-46

On July 13, 2010, the Company entered into a farmout agreement with SK Innovation pursuant to which the Company will pay to SK Innovation approximately $2,914,917 for past costs and expenses incurred through May 31, 2010 to earn an undivided forty percent (40%) participation interest in Block Z-46.  The payment for past costs is due within thirty (30) days after receipt of the final approval from Perupetro S.A.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
February 29, 2012
(Unaudited)

The Company has paid and will pay SK Innovation its proportionate share of on-going costs and an additional thirty-five percent (35%) of seismic acquisition costs (the Company pays a total of seventy five percent (75%) of certain seismic acquisition costs).  The assignment of the participation interest in Block Z-46 is conditioned upon the approval of the assignment by Perupetro.  Pursuant to the existing farmout with SK Innovation, if the Company does not receive the Perupetro approval by May 30, 2012, the agreement calls for a thirty day grace period during which the Company and SK Innovation have agreed to negotiate an amendment to the farmout agreement on mutually agreeable terms.  As SK Innovation has already extended the arbitrary cut-off date set forth in the farmout agreement, including the most recent extension to May 30, 2012, we believe that the Company and SK Innovation have a good working relationship.   If the Company and SK Innovation are unable to agree upon any additional amendments during such thirty day grace period, SK Innovation has the right to terminate the agreement. If SK Innovation elects to exercise its termination right, the Company’s interest in Block Z-46 will be deemed re-assigned back to SK Innovation, and the Company will have the right to have returned any amounts paid under the farmout agreement, without interest ($5,586,941 has been paid through February 29, 2012).

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

At February 29, 2012, the Company does not have the cash or other resources to fund all of the costs described above, which are summarized below.  At February 29, 2012, the Company’s investment in oil and gas properties and estimated remaining fiscal 2012 commitments are as follows:

		Remaining
	Total Costs	Fiscal 2012
	To Date	Commitment

Block XXIV and TEA – Peru	$4,306,367	$700,000
Block Z-46 – Peru	8,566,240	3,725,000
CPO-4 – Colombia	12,373,110	6,920,000
	$25,245,717	$11,345,000

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
February 29, 2012
(Unaudited)

As of the date of this report and based upon all the known facts and circumstances, management does not believe that any impairment exists with respect to these properties.

Note 4 – Stockholders’ Equity

Preferred Stock

As of February 29, 2012, the Company has authorized 50 million shares of blank check preferred stock, none of which are issued and outstanding.  Our board of directors has the authority, without action by the shareholders, to designate and issue preferred stock in one or more series.  Our board of directors may also designate the rights, preferences, and privileges of each series of preferred stock.

Common Stock

As of February 29, 2012, the Company had 460,267,726 shares of its $0.001 par value common stock issued and outstanding.  The following schedule is a summary of the transactions in the Company’s common stock since August 31, 2011:

Total shares issued and outstanding as of August 31, 2011:		454,667,726
Shares previously subscribed for services rendered	September, 2011	5,100,000
Shares issued for services to be rendered	November, 2011	500,000

Total shares issued and outstanding as of February 29, 2012:		460,267,726

Note 5 – Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has incurred tax net operating losses of approximately $17,997,000 which commence expiring in 2023 if not previously utilized. In accordance with GAAP, the Company is required to compute tax asset benefits for net operating loss carryforwards. The potential benefit of net operating loss carryforwards has been offset by a valuation allowance in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The valuations of the tax loss carryforward and the valuation allowance thereon were as follows:

	February 29, 2012	August 31, 2011
Net operating loss carryforward benefit	$6,119,113		$5,558,982
Stock-based compensation expense	86,550		25,422
Loss from discontinued operations	544,411		544,411
Total deferred tax asset	6,750,094		6,128,815
Less: Valuation allowance	(6,750,094)		(6,128,815)
Net deferred tax asset	$-	$	-.

A reconciliation between the Company’s effective tax rate and the U.S. statutory tax rate is as follows:

	Six Months Ended	Year Ended
	February 29, 2012	August 31, 2011
Provision for taxes (benefit) at U.S. statutory rate	$(621,279)	$(4,955,065)
Increase in deferred tax asset valuation allowance	621,279	4,955,065 .
Effective taxes	$-	$-
Effective tax rate	0%	0%

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
February 29, 2012
(Unaudited)

At February 29, 2012, the Company had approximately $17,997,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income.  The federal net operating loss carryforwards expire on various dates from 2023 through 2031. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances.  Events which may cause limitations in the amount of net operating losses the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent over a three-year period.

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

Note 6 – Loans Payable to Related Parties

Notes payable to related parties consists of the following as of February 29, 2012 and August 31, 2011:

Unsecured loans to related parties	$26,574

Two stockholders and former directors of the Company provided these loans.  The loans are non-interest bearing, unsecured and payable upon demand.

Note 7 – Shareholder Loans Payable and Accrued Interest

Unsecured loans and accrued interest payable to shareholders at February 29, 2012 and August 31, 2011:

	February 29, 2012	August 31, 2011
Short-term debt	$-	$1,400,000
Less: total note discount for stock issued	-	(623,232)
Add: amortization of note discount	-	512,955
Add: accrued interest	-	99,911
Total shareholder loans payable and accrued interest	$-	$1,389,634

During the six months ended February 29, 2012, the Company used cash to retire short-term notes which totaled approximately $1,400,000 as of August 31, 2011.

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

The weighted average interest rates on shareholder loans payable based on the face amount of the debt at February 29, 2012 and August 31, 2011 were 0% and 8.0%, respectively.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
February 29, 2012
(Unaudited)

Note 8 - Commitments and Contractual Obligations

Oil and Gas Investment Commitments

Colombia Block CPO-4

In July 2011, the Company spudded the Tamandua-1.  SK Innovation, as operator, has permitted additional drilling locations and drilling activities will continue on the block upon the completion of the Tamandua-1 well.   The well is being drilled in an area where seismic data suggests the existence of multiple stacked sands (for example the C-9, Mirador, Guadalupe, Gacheta, and Une).  The C-7 section is the shallowest sand section where hydrocarbons were initially expected.  The C-9 section, at a depth of approximately 13,290 feet, through the Une sands at a depth of approximately 15,600 feet (the deepest sections), are the primary objective sands in the well.  During the period covered by this Form 10-Q, while drilling the C-7 and C-9 sections, the well experienced what is believed to be strong hydrocarbon shows and an inflow of gas. The operator elected to cement 7-inch casing from the C-6 to the C-10 to better control these overpressured sections of the well. With the casing set, the operator drilled through the remaining primary objectives (Mirador, Guadalupe, Gacheta, and Une) to a total depth of 15,562 feet, See Note 10 - Subsequent Events.

Peru Block Z-46

On December 31, 2010, we began acquiring an additional 2,904 kilometers of infill 2-D seismic data focused in the southern portion of the block where several 2-D defined Tertiary prospects are stacked with 2-D defined Paleozoic prospects.  Based on the results of the new 2-D seismic data, we plan to acquire 3-D seismic data in early fiscal year 2013 to be used in the selection of drilling locations.  No independent engineering estimates have been prepared at this time.  Pursuant to existing agreements, under the work plan and budget, our remaining current obligation on Z-46 during fiscal 2012 is approximately $3.7 million and approximately $13.0 in fiscal 2013.  See Note 10 – Subsequent Events.

Peru Block XXIV and TEA

Block XXIV is located in the Sechura/Talara Basin in Peru.  Block XXIV consists of 276,137 gross acres (13,807 net) of which approximately 80,000 are offshore and 196,000 are onshore.  The offshore portion of the block is highly prospective.  During 2011, Upland acquired 200 km of 2D seismic data on Block XXIV which is currently in processing.  Going forward, Upland will conduct further geologic studies to determine one or two seismically defined drilling locations.  Based on a rough cost estimate from Upland, our expected commitment for fiscal 2012 is estimated at $200,000.

Technical Evaluation Areas I, II, III, and IV of the Peru TEA are contiguous blocks that together comprise 40,321,163 gross acres (806,423 net).  The Peru TEA runs south on the western flank of the Andes Mountains from the border with Ecuador to near Lima.  This greenfield opportunity will require geological evaluation, including the acquisition of aeromagnetic survey and 2-D seismic data, before we evaluate drilling opportunities.  During 2011, Upland completed a gravity aeromagnetic and satellite imaging study on the TEA which will be used to narrow the areas of interest for further geologic study.  Based on a rough cost estimate from Upland management, our expected remaining commitment for fiscal 2012 is estimated at $500,000.

Agreement with our former Chief Executive Officer (CEO)

On March 1, 2010, the Company entered into a two-year agreement with Mr. Don Wilson, our former CEO, for services to be rendered subsequent to March 1, 2010.  Under the agreement, the Company was obligated to pay Mr. Wilson $180,000 before the end of calendar year 2011 as consulting expense once he resigned as Chief Executive Officer and sole director in September 2010.  Payments under the agreement were completed in December 2011.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
February 29, 2012
(Unaudited)

During 2011, Upland completed a gravity aeromagnetic and satellite imaging study on the TEA which will be used to narrow the areas of interest for further geologic study.  Based on a rough cost estimate from Upland management, our expected remaining commitment for fiscal 2012 is estimated at $500,000.

Agreement with our former Chief Executive Officer (CEO)

On March 1, 2010, the Company entered into a two-year agreement with Mr. Don Wilson, our former CEO, for services to be rendered subsequent to March 1, 2010.  Under the agreement, the Company was obligated to pay Mr. Wilson $180,000 before the end of calendar year 2011 as consulting expense once he resigned as Chief Executive Officer and sole director in September 2010.  Payments under the agreement were completed in December 2011.

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

Entry into Employment Agreement

On December 11, 2011, the Company entered into an employment agreement with Mr. David Pomerantz, the Company’s chief financial officer.  The initial term of the employment agreement begins November 1, 2011, expires on July 11, 2012, and may be terminated at any time by the Company upon 30 days prior written notice.  Under the agreement, Mr. Pomerantz will be paid an annual salary of $200,000 and may earn bonuses at the sole discretion of the board of directors and will be eligible to participate in the Company’s benefit plans.  As an inducement to enter into the employment agreement, Mr. Pomerantz was granted a five year option to purchase up to 500,000 shares of common stock at $0.27 per share and 200,000 shares of restricted stock at $0.27 per share pursuant to the Company’s 2011 Stock Incentive Plan.  Both the options and the restricted stock vest 1/3 annually, beginning on the first anniversary of the grant date.

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

The Company and James M. Askew, a related party, entered into a consulting agreement, dated as of July 11, 2011.  Effective September 1, 2011, his consulting agreement was amended such that the Company will pay a monthly cash fee of $10,000 per month, beginning September 1, 2011 until the expiration or termination of the one-year agreement.

Payment of Discretionary Bonus

In December 2011, the Compensation Committee of the Board of Directors awarded Mr. Connally, our chief executive officer, a one-time $50,000 cash bonus pursuant to the terms of his employment agreement.  This amount was accrued as of November 30, 2011 and paid in December 2011.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
February 29, 2012
(Unaudited)

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

Entry into Employment Agreement

On December 11, 2011, the Company entered into an employment agreement with Mr. David Pomerantz, the Company’s chief financial officer.  The initial term of the employment agreement begins November 1, 2011, expires on July 11, 2012, and may be terminated at any time by the Company upon 30 days prior written notice.  Under the agreement, Mr. Pomerantz will be paid an annual salary of $200,000 and may earn bonuses at the sole discretion of the board of directors and will be eligible to participate in the Company’s benefit plans.  As an inducement to enter into the employment agreement, Mr. Pomerantz was granted a five year option to purchase up to 500,000 shares of common stock at $0.27 per share and 200,000 shares of restricted stock at $0.27 per share pursuant to the Company’s 2011 Stock Incentive Plan.  Both the options and the restricted stock vest 1/3 annually, beginning on the first anniversary of the grant date.

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

The Company and James M. Askew, a related party, entered into a consulting agreement, dated as of July 11, 2011.  Effective September 1, 2011, his consulting agreement was amended such that the Company will pay a monthly cash fee of $10,000 per month, beginning September 1, 2011 until the expiration or termination of the one-year agreement.

Payment of Discretionary Bonus

In December 2011, the Compensation Committee of the Board of Directors awarded Mr. Connally, our chief executive officer, a one-time $50,000 cash bonus pursuant to the terms of his employment agreement.  This amount was accrued as of November 30, 2011 and paid in December 2011.

Note 9 - Related Party Transactions

As described in footnote 8 above, the Company and James M. Askew entered into an amendment to his consulting agreement pursuant to which the Company will pay Mr. Askew a monthly cash fee of $10,000 per month, beginning September 1, 2011 until the expiration or termination of the agreement.  During the six months ended February 29, 2012, Mr. Askew was paid $60,000 under his agreement and the Company recognized $59,043 in travel expenses payable to Mr. Askew.

Rodeo Resources, Ltd., a related party, was paid $15,011 in general and administrative expenses during the six months ended February 29, 2012.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
February 29, 2012
(Unaudited)

Note 10 – Subsequent Events

As reported in the Company’s Form 8-K dated March 2, 2012, conditions in the bottom-hole of the Tamandua-1 well, including extreme heat and sloughing shales, prevented the operator from casing or collecting additional evaluation data below 13,913 feet. SK Innovation had elected to test the C7 and the C9 sections of the Tamandua #1 well. The initial test results on the C-9 were incomplete due to conditions in the wellbore. The operator therefore elected to suspend testing in the C-9 section. Following the decision to set a plug in the C-9 section, the Company and the other non-operating working interest owner began testing procedures in the C-7 section. After the wellbore in the C-7 section had been sufficiently cleaned, a series of cased-hole logs were run.

On April 16, 2012, the Company was notified by the other non-operating working interest owner that, despite the Company's recommendation for further testing, it has elected to forgo further testing of the Tamandua #1 well. The Company has decided that it is impractical to pursue additional testing at its sole risk at this time. Given the fact that hydrocarbons were encountered in the wellbore, the Company has been informed by the operator that the well will be temporarily abandoned to allow re-entry for future testing and evaluation. The Company and the other working interest owners will now begin preparations to mobilize the rig to the second drill site on CPO-4.

Also as reported on the Company’s Form 8-K dated March 16, 2012, on March 13, 2012, the Company received a certificate of qualification from Perupetro, which sets forth Perupetro's determination that the Company has the legal, technical, economic, and financial capacity to assume the assignment from SK Innovation Co. Ltd. of the working interest in Block Z-46.  Receipt of the letter of qualification is a milestone in receiving the ultimate approval of the assignment to the Company of the working interest in Z-46, and is subject to official ratification and issuance of a Supreme Decree by the government of the Republic of Peru.

On April 19 and April 20, 2012, the Company consummated a private offering under 4(2) of the Securities Act of 1933, as amended, pursuant to which it sold to accredited investors 88,250,000 shares of its unregistered common stock at a purchase price of $0.08 per share for gross proceeds of $7,060,000 and net proceeds of approximately $6,802,000. The Company plans to file a registration statement related to these shares at the earliest practicable date.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
February 29, 2012
(Unaudited)

Note 11 – Supplemental Disclosures – Consolidated Statements of Cash Flows

Supplemental Disclosure of Non-Cash, Investing and Financing Activities:

	Six montbs ended Febuary,		Period From Inception Through
	2012	2011	February 29, 2012

Investment advances paid from shareholder loans	$-	$-	$1,263,985
Capital stock issued for investment in joint venture projects	$-	$-	$687,225
Capital stock issued or subscribed for services	$19,500	$8,511,800	$9,977,605
Capital stock issued for prepaid expenses/services	$39,000	$-	$39,000
Capital stock issued for oil and gas properties	$-	$90,000	$3,646,000
Capital stock issued or subscribed in connection with short-term notes	$-	$623,232	$1,809,023
Interest forgiven on shareholder loan payable	$-	$-	$631,444
Capital stock issued in conversion of shareholder loan	$-	$-	$400,000
Capital expenditures acquired with accounts payable	$-	$-	$31,282

Settlement of loan payable by assignment of investment:
Loan payable	$-	$-	$(200,000)
Investment	$-	$-	$200,000
Warrants issued for non-employee compensation	$-	$464,831	$455,178
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$112,000	$328,970	$507,714
Income taxes	$-	$-	$-

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above and “Risk Factors” included in our Form 10-K for the fiscal year ended August 31, 2011, filed with the SEC on November 29, 2011 (the “2011 Form 10-K”), for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared on the accrual basis of accounting, whereby revenues are recognized when earned, and expenses are recognized when incurred. These consolidated financial statements as of February 29, 2012, and for the six months ended February 29, 2012 are unaudited.  In the opinion of management, such financial statements include the adjustments and accruals necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements as of February 29, 2012 and for the periods ended February 29, 2012.  You should read this discussion and analysis together with such financial statements and the notes thereto.

Our Properties

The following is a brief summary of our properties:

Property	Gross Acres	Net Acres	Working Interest(1)	Operator
Colombia Property
Block CPO-4	345,592	43,200	12.5%	SK Innovation

Peru Properties
Block Z-46	2,803,411	1,121,411	40.0%	SK Innovation
Block XXIV	276,137	13,807	5.0%	Upland
TEA Area I, II, III, IV	40,321,163	806,423	2.0%	Upland

(1)   The assignment of the working interests in Block Z-46, Block XXIV, and the Peru TEA are subject to the approval of PeruPetro S.A. and the Peruvian government; the assignment of our interest in Block CPO-4 is subject to the approval of the National Hydrocarbon Agency of Colombia and the Republic of Korea.

Block CPO-4 - Block CPO-4 is located in the Llanos Basin of Colombia. Block CPO-4 consists of 345,592 gross acres (43,200 net) and is located approximately 70 miles southeast of Bogotá.  This block is operated by SK Innovation.  Approximately 530 square kilometers of 3-D seismic data has been acquired and interpreted in the northern portion of the acreage.  In July 2011, the Company spudded the Tamandua-1 in the northwestern part of CPO-4.  The well was drilled to a total depth of 15,563.  The C-7 section is the shallowest sand section where hydrocarbons were initially expected.  The primary objective sands in the Tamandua-1 well extend from the C-9 section, at a depth of approximately 13,290 feet, through the Une sands at a depth of 15,563 feet (the deepest sections).  Pursuant to existing agreements, our remaining current obligation on CPO-4 during fiscal 2012 is approximately $6.9 million.

As reported in the Company’s Form 8-K dated March 2, 2012, conditions in the bottom-hole of the Tamandua-1 well, including extreme heat and sloughing shales, prevented the operator from casing or collecting additional evaluation data below 13,913 feet. SK Innovation had elected to test the C7 and the C9 sections of the Tamandua #1 well. The initial test results on the C-9 were incomplete due to conditions in the wellbore. The operator therefore elected to suspend testing in the C-9 section. Following the decision to set a plug in the C-9 section, the Company and the other non-operating working interest owner began testing procedures in the C-7 section. After the wellbore in the C-7 section had been sufficiently cleaned, a series of cased-hole logs were run.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

On April 16, 2012, the Company was notified by the other non-operating working interest owner that, despite the Company's recommendation for further testing, it has elected to forgo further testing of the Tamandua #1 well. The Company has decided that it is impractical to pursue additional testing at its sole risk at this time. Given the fact that hydrocarbons were encountered in the wellbore, the Company has been informed by the operator that the well will be temporarily abandoned to allow re-entry for future testing and evaluation. The Company and the other working interest owners will now begin preparations to mobilize the rig to the second drill site on CPO-4.  Block Z-46.  Block Z-46 is located in the Trujillo Basin offshore Peru.  Block Z-46 consists of 2,803,411 gross acres (1,121,411 net) and is located in northern Peru.  Water depths on the block range from 50 meters to 1000 meters.  This block is operated by SK Innovation.  Gulf United and our Block Z-46 partner have reprocessed 5,600 kilometers of 2-D seismic data.

On December 31, 2010, we began acquiring an additional 2,904 kilometers of infill 2-D seismic data focused in the southern portion of the block where several 2-D defined Tertiary prospects are stacked with 2-D defined Paleozoic prospects.  Based on the results of the new 2-D seismic data, we plan to acquire 3-D seismic data in early fiscal year 2013 to be used in the selection of drilling locations.  No independent engineering estimates have been prepared at this time.

In December 2011, the joint venture partners approved the work plan and budget for Z-46.  Pursuant to existing agreements, under the work plan and budget, our remaining current obligation on Z-46 during fiscal 2012 is approximately $3.7 million, and during fiscal 2013 will be approximately $13.0 million.

Block XXIV.  Block XXIV is located in the Sechura/Talara Basin in Peru.  Block XXIV consists of 276,137 gross acres (13,807 net) of which approximately 80,000 are offshore and 196,000 are onshore.  The offshore portion of the block is highly prospective.  During 2011, Upland acquired 200 km of 2D seismic data on Block XXIV which is currently in processing.  Going forward, Upland will conduct further geologic studies to determine one or two seismically defined drilling locations.

TEA I, II, III, IV.  Technical Evaluation Areas I, II, III, and IV of the Peru TEA are contiguous blocks that together comprise 40,321,163 gross acres (806,423 net).  The Peru TEA runs south on the western flank of the Andes Mountains from the border with Ecuador to near Lima.  This greenfield opportunity will require geological evaluation, including the acquisition of aeromagnetic survey and 2-D seismic data, before we evaluate drilling opportunities.  During 2011, Upland completed a gravity aeromagnetic and satellite imaging study on the TEA which will be used to narrow the areas of interest for further geologic study.

Amendments to Farmout Agreements

As reported in the Company’s Form 8-K filed with the SEC on December 27, 2011, on December 23, 2011, the Company, through its wholly owned subsidiary Gulf United Energy Cuenca Trujillo Ltd., and SK Innovation entered into an amendment to that certain farmout agreement relating to SK’s assignment to the Company of a 40% working interest in Block Z-46 Peru. See Note 3 “Investments – Investments in oil and gas properties” for a description of the farmout agreement.

Pursuant to the amendment, the date on which the Company is required to have received regulatory approval to the assignment of the Z-46 interest was extended to May 31, 2012.  As reported in the August 31, 2011 Form 10-K, the Company and SK Energy also amended the farmout agreement relating to the Company’s interest in Block CPO-4 to extend the date on which the Company is required to have received regulatory approval to the assignment of the CPO-4 interest to April 30, 2012.  See Note 3 “Investments – Investments in oil and gas properties” for a description of the farmout agreement.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

Set forth below is a summary of our commitments under existing agreements:

Contractual Obligations	Payments due by period (in thousands)
	Remainder of FYE 2012		FYE 2013		FYE 2014	Total
Commitments under employment agreements	$744		$342		$-	$1,086
Commitments under consulting contracts	90		72		72	234
Commitments under participation and farmout agreements:
Block CPO-4	6,920	(1)	-	(1)	-	6,920	(1)
Block Z-46	3,725	(2)	13,025	(3)	-	16,750
Block XXIV	500		-		-	500
Peru TEA	200		-		-	200
Total	$12,179		$13,439		$72	$25,690

(1)
The remaining current obligation on Block CPO-4 is $6.92 million which includes drilling the second phase 1 well at an estimated cost of $2.5 million, $2.24 million for 3-D seismic expense and $1.7 million for seismic acquisition costs incurred subsequent to July 31, 2010 owed to Houston American Energy 30 days after ANH approval, and estimated joint operating costs of approximately $480,000.  In the event an expanded drilling program is implemented in which an additional two wells will be drilled our additional estimated fiscal year 2012 obligation on CPO-4 will be approximately $1.1 million and the additional obligation for fiscal year 2013 would be approximately 5.0 million.  These additional amounts are not included in the above table.  Any drilling success should have associated revenues to offset additional costs.

(2)
The remaining fiscal year 2012 obligation on Block Z-46 is $3.725 million, which includes a payment of $2.9 million for past costs due to SK Innovation 30 days after final approval of interest transfer and estimated joint operating expenses of approximately $825,000.

(3)
As described above, the work program and budget for Z-46 was approved in December 2011.  Based on the work program, the estimated obligation on Z-46 for fiscal year 2013 is $13.0 million, which consists of an estimated $9.7 million for the 3-D seismic acquisition, approximately $1.4 million for joint operating expenses, and an estimated $1.9 million for VAT.

Liquidity and Capital Resources

At February 29, 2012, the Company has current assets of $642,402, current liabilities of $2,734,395, and a resulting working capital deficit of $2,091,993.  During the remainder of fiscal 2012, we will spend approximately $15.7 million to fund operations for the remaining portion of 2012, comprised of the following: (i) $13.7 million to fund obligations under existing farmout and participation agreements (which includes the $2.37 million in accounts payable to SK Energy, but does not include an estimated $1.1 million in fiscal 2012 and $5 million in fiscal 2013 that we will be required if two additional wells are drilled), (ii) $834,000 to fund obligations under existing employment and consulting agreements, and (iii) an estimated $1.2 million for general working capital purposes.  On April 19 and April 20, 2012, the Company consummated a private offering under 4(2) of the Securities Act of 1933, as amended, pursuant to which it sold to accredited investors 88,250,000 unregistered shares of its common stock at a purchase price of $0.08 per share for gross proceeds of $7,060,000 and net proceeds of approximately $6,802,000. The Company plans to file a registration statement related to these shares at the earliest practicable date.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

Moreover, we will require approximately $16.0 million to fund our obligations during fiscal 2013, comprised of the following (a) $13.0 million to fund obligations under the Z-46 work program, (b) $414,000 to fund obligations under existing employment and consulting agreements, and (c) an estimated $2.6 million for general working capital purposes.  This will require that we raise an additional approximately $23 million during 2012 and 2013 to fund these expenditures (which does not include an additional estimated $6.1 million that we may be required to fund two additional wells on CPO-4 are drilled).

Additionally, a component of our business strategy is to acquire additional oil and gas interests in Colombia and Peru should attractive opportunities be identified, although none have been identified to date.  If we do identify a potential acquisition and/or if the initial drilling program on CPO-4 is successful and additional wells are drilled, we will need to raise significantly more than $23 million to fund the acquisition and/or the accelerated drilling program on CPO-4.

Future equity financings may be dilutive to our stockholders, and the terms of future equity financings may include preferences or rights superior to our common stock.  Debt financings may involve a pledge of assets and will rank senior to our common stock.  We have historically financed our operations through best efforts private debt and equity financing.  We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings.  There is no assurance that we can raise additional capital from external sources subsequent to this offering.  Failure to raise additional capital, on favorable terms or at all, will have a material adverse effect on our operations, could result in the loss of our interests in our exploration projects, and will likely cause us to curtail or cease operations.

The Company has no other sources of financing and will continue to rely on best efforts for equity, equity equivalent, or debt financings and borrowings from stockholders. There are no additional commitments from or assurances that we will be able to obtain additional capital on terms favorable to the Company or at all.  Failure to raise additional capital, on favorable terms or at all, will have a material adverse effect on our operations, could result in the loss of our interests in our exploration projects, and will likely cause us to curtail or cease operations.  Our auditors have issued a going concern opinion for our consolidated financial statements due to their substantial doubt about our ability to continue as a going concern.

Results of Operations

Three and six months ended February 29, 2012, compared to the three and six months ended February 28, 2011

In the three months and six months ended February 28, 2011, certain amounts have been reclassified to be consistent with the three months and six months ended February 29, 2012.

($ in Thousands)	For the three months ended		For the six months ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
Revenue	$-	$-	$-	$-

Office and other	13	4	31	6
Depreciation expense	7	5	13	10
Salary and related expenses	489	369	980	627
Professional fees	259	462	547	766
Consulting	60	8,245	140	8,299
Travel	76	3	121	17
Shareholder loan and other interest	-	791	-	1,297
Total expense	904	9,879	1,832	11,022
Interest income	(1)	(1)	(5)	(1)
Gain on sale of joint venture investment	-	120	-	320
Net loss for the period	$(903)	$(9,758)	$(1,827)	$(10,701)

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

Operating Expenses

For the quarter ended February 29, 2012, operating expenses decreased $8,975,000 as compared to the same quarter in 2011. The decrease occurred primarily due to the $8,185,000 reduction in consulting expenses, $203,000 reduction in professional fees as well as the $791,000 decrease in interest expenses offset by a $120,000 increase in salary and related expenses and $73,000 in increased travel expense. Similarly, for the six months ended February 29, 2012, operating expenses decreased $9,189,000 as compared to the same six months in 2011. The decrease occurred primarily due to the $8,159,000 reduction in consulting expenses, $219,000 reduction in professional fees as well as the $1,297,000 decrease in interest expenses offset by a $353,000 increase in salary and related expenses and a $104,000 increase in travel expense.

Net Loss

The Company incurred a net loss of $903,000 for the quarter ended February 29, 2012 which is $8,855,000 less than the net loss of $9,758,000 incurred for the quarter ended February 28, 2011.  The reduced loss is due to the reduction in expenses noted above as well as the gain on sale of joint venture investment recognized in 2011.  For the six months ended February 29, 2012 versus February 28, 2011, there was a $8,874,000 reduction in net loss for the reasons noted above.

Net Loss Applicable to Common Shareholders

For the quarter and six months ended February 29, 2012 and February 28, 2011, our net loss per share was $0.00 and $0.03, respectively.

Cash flows

For the six months ended February 29, 2012, the Company's operating activities used cash of $1,661,874 compared to net cash used of $2,326,589 for the six months ended February 28, 2011.  During the current six months period, investing activities used cash of $3,703,041 primarily for investment in oil and gas properties versus $9,442,235 for the comparable period in 2011.  The Company's financing activities used net cash of $1,400,000 to pay short-term notes payable in the six months ended February 29, 2012, compared to $23,609,934 cash provided by sale of restricted common stock offset by payments on shareholder loans in the same period in 2011.

For the period from inception-to-date, the Company used cash of $5,969,076 in operating activities, used $19,392,440 in investing activities and $25,848,258 was provided from financing activities.

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Based upon the evaluation, the Company's principal executive officer and principal financial officer concluded that as of February 29, 2012, its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter covered by this report required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, the Company's principal executive officer and principal financial officer have determined that as of February 29, 2012, there were no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

We have incurred annual operating losses since our inception. As a result, at February 29, 2012, we had an accumulated deficit of $20,769,854.  We have no revenue and do not anticipate receiving revenue unless we are successful in discovering economically recoverable oil or gas reserves.  We expect that our operating expenses will increase as we develop our projects.  We expect continued losses in fiscal 2012, and thereafter, until our projects generate profits and positive cash flow, if any.

We will need to raise capital to fund our fiscal 2012 and 2013 operations and to fund additional acquisitions.  Failure to meet our capital requirements in the future will cause us to curtail future growth plans or cut back our operations.

As of February 29, 2012, we had $486,742 cash on hand.  We will require a minimum of $15.7 million to fund operations for the remaining portion of fiscal 2012, comprised of the following: (i) $13.7 million to fund obligations under existing farmout and

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

participation agreements, (ii) $834,000 to fund obligations under existing employment and consulting agreements, and (iii) an estimated $1.2 million for general working capital purposes.  Moreover, we will require approximately $16.0 million to fund our obligations during fiscal 2013, comprised of the following (a) $13.0 million to fund obligations under the Z-46 farmout, (b) $414,000 to fund obligations under existing employment and consulting agreements, and (c) an estimated $2.6 million for general working capital purposes.  This will require that we raise an additional approximately $23 million during 2012 and 2013 to fund these expenditures (which does not include an additional estimated $6.1 million that we may be required to fund if two additional wells on CPO-4 are drilled).

Additionally, our business strategy is to acquire additional oil and gas interests in Colombia and Peru should attractive opportunities be identified, although none have been identified to date.  If we do identify a potential acquisition and/or if the initial drilling program on CPO-4 is successful and additional wells are drilled, we will need to raise significantly more than $23 million to fund the acquisition and/or the accelerated drilling program on CPO-4.

We may be unable to access the capital markets to obtain additional capital that we will require to implement our business plan in 2012, which would restrict our ability to grow.

Our current capital is insufficient to enable the execution of our business plan or to acquire additional properties and mineral interests.   Because we are a development stage company with limited resources, we may not be able to compete in the capital markets with much larger, established companies that have ready access to capital.  Our ability to obtain needed financing may be impaired by conditions in the capital markets (both generally and in the oil and gas industry in particular), our status as a development stage enterprise without a demonstrated operating history, the volatility of our share price, the location of our prospective oil and natural gas properties in developing countries and prices of oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and/or the loss of key management.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 16, 2012, the Company was notified by the other non-operating working interest owner on Block CPO-4 that, despite the Company's recommendation for further testing, it has elected to forgo further testing of the Tamandua #1 well. The Company has decided that it is impractical to pursue additional testing at its sole risk at this time. Given the fact that hydrocarbons were encountered in the wellbore, the Company has been informed by the operator that the well will be temporarily abandoned to allow re-entry for future testing and evaluation. The Company and the other working interest owners will now begin preparations to mobilize the rig to the second drill site on CPO-4.

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

101
The following materials from Gulf United Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Shareholders’ Equity (Deficiency) and Comprehensive Loss; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 20, 2012	GULF UNITED ENERGY, INC. (Registrant)

/s/ John B. Connally III John B. Connally III Chief Executive Officer (Principal Executive Officer)

/s/ David Pomerantz David Pomerantz Chief Financial Officer (Principal Financial and Accounting Officer)