Form 10-Q
period 2012-05-31
Gulf United Energy, Inc.
filed 2012-07-16
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

As of July 10, 2012, there were 551,517,726 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

TABLE OF CONTENTS

Part I. Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets - May 31, 2012 (unaudited) and August 31, 2011	F-2

Consolidated Statements of Operations and Comprehensive Loss (unaudited) - For the Three and Nine  Months Ended May 31, 2012 and 2011 and the Period From Inception (September 19, 2003) through May 31, 2012
		F-3

	Consolidated Statements of Cash Flows (unaudited) - For the Nine Months Ended May 31, 2012 and 2011 and the Period from Inception (September 19, 2003) through May 31, 2012	F-4

	Consolidated Statements of Changes in Stockholders' Equity (Deficiency) and Comprehensive Loss (unaudited) for the Period from Inception (September 19, 2003) through May 31, 2012	F-5

	Notes to the Consolidated Financial Statements (Unaudited)	F-6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3	Quantitative and Qualitative Disclosures About Market Risk	8

Item 4	Controls and Procedures	8

	Part II. Other Information

Item 1	Legal Proceedings	9

Item 1A	Risk Factors	9

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3	Defaults Upon Senior Securities	11

Item 4	Mining Safety Disclosures	11

Item 5	Other Information	11

Item 6	Exhibits	11

	Signatures	12

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUARTERLY REPORT
FINANCIAL STATEMENTS

May 31, 2012
(Unaudited)

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets
	May 31,	August 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$3,098,921	$7,251,657
Prepaid expenses	65,736	4,443
Total Current Assets	3,164,657	7,256,100

Fixed Assets:
Computer Equipment	25,391	12,255
Software License	62,563	62,563
Less: Accumulated Depreciation	(55,765)	(35,696)
Net Fixed Assets	32,189	39,122

Other Assets
Investments in oil and gas properties (Notes 3 and 8)	19,288,590	20,160,581
Total Other Assets	19,288,590	20,160,581

Total Assets	$22,485,436	$27,455,803

LIABILITIES
Current
Accounts payable and accrued liabilities	$1,157,192	$282,286
Accounts payable to operators of working interests	-	974,769
Loans payable related parties (Note 6)	26,574	26,574
Stockholder loans payable and accrued interest (Net of note discount of
$110,277 at August 31, 2011) (Note 7)	-	1,389,634
Total Current Liabilities	1,183,766	2,673,263

Total Liabilities	1,183,766	2,673,263
STOCKHOLDERS' EQUITY
Preferred Stock, 50,000,000 shares authorized, none issued or outstanding	-	-
Common Stock
Authorized:
700,000,000 shares with a par value of $0.001
Issued and Outstanding:
548,517,726 as of May 31, 2012 and	548,518	454,668
454,667,726 as of August 31, 2011
Additional paid-in capital	50,291,808	42,445,865
Common stock subscribed	200,000	824,600
Accumulated other comprehensive loss	(485)	(29)
Deficit Accumulated During The Development Stage	(29,738,171)	(18,942,564)
Total Stockholders' Equity	21,301,670	24,782,540
Total Liabilities and Stockholders' Equity	$22,485,436	$27,455,803

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
					Period From
					Inception
					(September 19, 2003)
	Three Months Ended May 31,		Nine Months Ended May 31,		Through
	2012	2011	2012	2011	May 31, 2012

Revenues	$-	$-	$-	$-	$-

Cost of Sales	-	-	-	-	-

Gross Profit	-	-	-	-	-

General and administrative expenses	1,668,140	1,906,383	3,366,628	3,630,754	8,902,950
General and administrative expenses - related parties	53,842	-	187,897	8,000,000	9,274,940

Operating Loss	(1,721,982)	(1,906,383)	(3,554,525)	(11,630,754)	(18,177,890)

Other (Income) and Expense
Gain on settlement of debt	-	-	-	-	(3,333)
Interest expense	-	234,519	-	1,089,358	1,089,358
Interest expense - related parties	220,000	-	220,000	442,184	1,851,374
Impairment of oil and gas properties	7,027,032	-	7,027,032	-	7,027,032
Interest Income	(697)	(7,811)	(5,950)	(8,625)	(20,867)

Loss from continuing operations	(8,968,317)	(2,133,091)	(10,795,607)	(13,153,671)	(28,121,454)
Gain (Loss) from discontinued operations	-	30,000	-	350,000	(1,616,717)
Net Loss	$(8,968,317)	$(2,103,091)	$(10,795,607)	$(12,803,671)	$(29,738,171)

Basic And Diluted Loss per share
from continuing operations	$(0.02)	$-	$(0.02)	$(0.04)	$(0.24)

Basic And Diluted Loss per share
from discontinued operations	$-	-	$-	$-	$(0.01)

Basic And Diluted Net Loss per share	$(0.02)	$-	$(0.02)	$(0.03)	$(0.25)

Weighted Average Shares Outstanding	500,470,504	454,389,948	473,465,689	374,967,587	117,601,153

Comprehensive Income (Loss)
Net Loss	$(8,968,317)	$(2,103,091)	$(10,795,607)	$(12,803,671)	$(29,738,171)
Currency exchange gain (loss)	112	-	(456)	(29)	(485)
Net Comprehensive Loss	$(8,968,205)	$(2,103,091)	$(10,796,063)	$(12,803,700)	$(29,738,656)

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Cash Flow
(Unaudited)

			Period From
			Inception
			(September 19, 2003)
	Nine Months Ended May 31,		Through
	2012	2011	May 31, 2012
Cash Flows From Operating Activities
Net loss for the period	$(10,795,607)	$(12,803,671)	$(29,738,171)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation expense	20,069	16,009	55,766
Increase in deposit	-	(4,668)	-
Common stock issued for prepaid expenses/services	14,625	-	14,625
Expenses/services paid by issuance of common stock	219,500	9,086,800	10,260,500
Accrued interest added to shareholder loans	-	9,021	731,355
Stock based compensation	218,339	-	293,111
Loan discount amortization	110,277	1,193,551	1,809,023
Non-cash portion of interest expense	-	-	3,333
Gain on settlement of debt	-	-	(3,333)
Foreign currency translation loss	(456)	346	(485)
Impairment of investment in joint venture projects	-	-	1,951,210
Impairment of oil and gas properties	7,027,032	-	7,027,032
Change in operating assets and liabilities
Payroll taxes receivable	-	39,153	-
Prepaid expenses	(36,918)	(286,664)	(41,361)
Accounts payable and accrued liabilities	874,906	(493,199)	981,960
Net cash used by operating activities	(2,348,233)	(3,243,322)	(6,655,435)
Cash Flows From Investing Activities
Capital Expenditures	(13,136)	(6,628)	(87,954)
Investment in oil and gas projects	(7,129,810)	(10,571,290)	(22,494,391)
Advances to and investment in joint venture properties	-	-	(250,000)
Net cash used by investing activities	(7,142,946)	(10,577,918)	(22,832,345)

Cash Flows From Financing Activities
Proceeds from sale of common stock	6,838,354	25,822,119	33,274,023
Proceeds of bridge financing	-	3,800,000	3,800,000
Principal payment on bridge financing	-	(3,800,000)	(3,800,000)
Increase in loans payable to related parties	-	-	226,574
Proceeds from (payments on) shareholder loans	(1,499,911)	(2,189,685)	913,896
Net cash provided by financing activities	5,338,443	23,632,434	32,586,701
(Decrease)/Increase In Cash During The Period	(4,152,736)	9,811,194	3,098,921
Cash, Beginning Of Period	7,251,657	19,679	-

Cash, End Of Period	$3,098,921	$9,830,873	$3,098,921

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss
Period from Inception (September 19, 2003) through May 31, 2012
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
Period from Inception (September 19, 2003) through May 31, 2012
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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss
Period from Inception (September 19, 2003) through May 31, 2012
(Unaudited)

						DEFICIT
					ACCUMULATED	ACCUMULATED
	COMMON SHARES		ADDITIONAL	COMMON	OTHER	DURING THE
		PAR	PAID-IN	SHARES	COMPREHENSIVE	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	SUBSCRIBED	LOSS	STAGE	TOTAL

Capital stock issued for services:
September 2011 at $0.162 per share	5,100,000	5,100	819,500	(824,600)	-	-	-
November 2011 at $0.117 per share	500,000	500	58,000	-	-	-	58,500
Capital stock issued for cash:
April 2012 at $0.08 per share	88,250,000	88,250	6,750,104	-	-	-	6,838,354
Capital stock subscribed for interest expense:
April 2012 at $0.08 per share	-	-	-	200,000	-	-	200,000
Compensation expense paid by stock option and grant issuance	-	-	218,339	-	-	-	218,339
Net loss	-	-	-	-	-	(10,795,607)	(10,795,607)
Other comprehensive loss -
Cumulative currency transalation adjustment					(456)		(456)
Total comprehensive loss	-	-	-	-	-	-	(10,796,063)
Balance, May 31, 2012	548,517,726	$548,518	$50,291,808	$200,000	$(485)	$(29,738,171)	$21,301,670

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
 May 31, 2012
(Unaudited)

Note 1 – Organization and Basis of Presentation

Gulf United Energy, Inc. (“Gulf United” or the “Company”), together with its 100% owned subsidiaries, is an international oil and gas exploration company concentrating on opportunities in South America. The Company currently has limited operations and is a development stage company as defined by the Financial Accounting Standards Board (FASB) Accounting Standards for Development Stage Entities.   The Company was incorporated in the State of Nevada on September 19, 2003.   Gulf United’s asset portfolio includes participation in two hydrocarbon exploration blocks operated by SK Innovation Co. Ltd. (“SK Innovation” – Formerly SK Energy, Ltd.).   SK Innovation is a subsidiary of SK Innovation Group, one of South Korea’s top five industrial conglomerates.  SK Innovation is Korea’s largest petroleum refiner and is currently active in 29 blocks in 16 countries.  The Company also has a participating interest in Block XXIV Peru and the Peru TEA operated by Upland Oil and Gas.

Interim Financial Statements

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosures needed for a fair presentation may be determined in that context.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2011, filed on November 29, 2011.  The results of operations presented for the quarter ended May 31, 2012 are not necessarily indicative of the results to be expected for the year.  Interim financial data presented herein are unaudited.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $29,738,171 and further losses are anticipated in the development of our business raising substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company raised substantial equity and debt during the year ended August 31, 2011.  Notwithstanding, we do not have any credit facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts debt and equity financings.  There is no assurance that we can raise additional debt or equity capital from external sources.  The Company has no control over the amount of funds that it may receive in financings and the time frame in which they may be received. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
May 31, 2012
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
May 31, 2012
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

Impairment of Long-lived Assets

The Company evaluates impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered.  These events include market declines, decisions to sell an asset and adverse changes in the legal or business environment.  If events or circumstances indicate that a long-lived asset’s carrying value may not be recoverable, the Company estimates the future undiscounted cash flows from the asset for which the lowest level of separate cash flows may be determined, to determine if the asset is impaired.  If the total undiscounted future cash flows are less than the carrying amount for the asset, the Company estimates the fair value of the asset through reference to sales data for similar assets, or by using a discounted cash flow approach.  The asset’s carrying value is then adjusted downward to the estimated fair value.  These cash flow estimates and assumptions could change significantly either positively or negatively.  In June 2012, the Company announced that a determination had been made to cease efforts to test and complete the Tamandua #1 well on the CPO-4 prospect in Colombia.  As a result of the determination to cease efforts to complete the Tamandua #1 well, the Company recorded an impairment charge of $7,027,032 to write off costs attributable to the drilling of the Tamandua #1 well on the Company’s CPO-4 block.  As of May 31, 2012, the Company had recorded approximately $960,000 of total expected costs of $2.5 million on the Cachirre #1 well.  See “Note 10 – Subsequent events.”  None of these costs were impaired at May 31, 2012.

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

As of May 31, 2012, the Company had oil and gas property investments in the amount of $19,288,590 that are excluded from depletion because reserves have not been proven to be associated with those properties.  If any proved reserves are found and when its quantity can be estimated, costs in excess of the present value of estimated future net revenues will be charged to impairment expense. The Company will apply the full cost ceiling test on a quarterly basis on the date of the latest consolidated balance sheet presented. It is not known at this time if any recoverable reserves of oil and gas exist.

In June 2012, the Company announced that a determination had been made to cease efforts to test and complete the Tamandua #1 well on the CPO-4 prospect in Colombia.  As a result of the determination to cease efforts to complete the Tamandua #1 well, the Company recorded an impairment charge of $7,027,032 to write off costs attributable to the drilling of the Tamandua #1 well on the Company’s CPO-4 block. As of May 31, 2012, the Company had recorded approximately $960,000 of total expected costs of $2.5 million on the Cachirre #1 well.  See “Note 10 – Subsequent events.”  None of these costs were impaired at May 31, 2012.

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
May 31, 2012
(Unaudited)

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

The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost related to oil and gas property accounts.  At May 31, 2012, the Company had no material asset retirement obligations.

Basic Loss per Share

The Company is required to provide basic and diluted earnings (loss) per common share information.  The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended May 31, 2012, there were no potentially dilutive securities issued, therefore, diluted net loss per common share equals basic net loss per share.  Common stock subscribed was not included in diluted earnings per share because the results were anti-dilutive. During the twelve months ended August 31, 2011, the Company issued five-year warrants to purchase up to 1 million shares of common stock at an exercise price of $0.30.  In addition, in June 2011 the Company adopted the 2011 Stock Incentive Plan (the “2011 Plan”)  under which the Company may issue stock grants and stock options to Company employees, directors and consultants up to 45,000,000 shares which may not exceed 1,000,000 shares to any individual during any fiscal year.  These stock grants and stock options generally vest over a three-year period, beginning on the first anniversary from the date of each grant.  As of May 31, 2012, the Company has granted, to employees and independent directors of the Company, a total of 1,950,000 shares in restricted stock grants and stock options to purchase 3,500,000 shares at a weighted average exercise price of $0.31 per share.

Potential dilutive securities as of May 31, 2012 have been considered, but the potential dilutive effect of these securities is not believed to be material and would be anti-dilutive.  The Company reported net losses in the nine months ended May 31, 2012 as well as a cumulative net loss; accordingly, the effects of any additional shares would be anti-dilutive.  The weighted average number of common and common equivalent shares outstanding was 473,465,689 and 374,967,587 for the nine months ended May 31, 2012 and 2011, respectively.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Gulf United Energy, Inc. and its wholly-owned subsidiaries, Gulf United Energy del Peru, Ltd., Gulf United Energy Cuenca Trujillo, Ltd. and Gulf United Energy de Colombia, Ltd. as of May 31, 2012.  All significant inter-company transactions and balances have been eliminated in the consolidation.

Accounting for Uncertain Tax Positions

GAAP provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an entity’s financial statements.  GAAP requires an entity to recognize the financial statement impact of a tax position when it is more likely that not that the position will be sustained upon examination. The Company believes that all significant tax positions utilized by the Company will more likely than not be sustained upon examination.  As of the period ended May 31, 2012, the

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
May 31, 2012
(Unaudited)

tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the fiscal year 2008 forward (with limited exceptions). Tax penalties and interest, if any, would be accrued as incurred and would be classified as tax expense in the consolidated statements of operations and comprehensive loss.

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

We grant restricted stock and stock options to employees and directors as incentive compensation. The restricted stock and options generally vest over three years, beginning on the first anniversary of the grant date. The vesting of these shares and options is dependent upon the continued service of the grantees with the Company. Upon the occurrence of a change in control, each outstanding share of restricted stock and stock option will immediately vest.

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

At May 31, 2012, total compensation cost related to non-vested options and awards granted to employees and independent directors not yet recognized is approximately $1,103,000 and is expected to be recognized over a period of less than three years.

Stock Options

Information relating to stock options is summarized as follows:
		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise	Contractual	Aggregate
	Underlying	Price per	Life in	Intrinsic
	Options	Share	Years	Value

Balance outstanding - August 31, 2011	3,000,000	$0.32	4.6	$725,764
Granted	500,000	0.27	5.0	89,694
Exercised	-
Forfeited	-
Expired	-

Balance outstanding - May 31, 2012	3,500,000	$0.31	4.7	$815,458

Currently exercisable — May 31, 2012	-	$0.00	-	$-

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
May 31, 2012
(Unaudited)

The weighted average grant-date fair value of options granted during the nine months ended May 31, 2012 was $0.27 per share.

Restricted Stock Awards

At May 31, 2012, our employees and directors had been awarded 1.95 million restricted shares of our common stock that vest over the service period of up to three years. The restricted stock awards were valued based on the closing price of our common stock on the measurement date, typically the date of grant, and compensation expense is recorded on a straight-line basis over the restricted share vesting period.

The following table summarizes the restricted stock awards activity during the nine months ended May 31, 2012:
		Weighted
		Average Grant
		Date Fair
	Number of	Value per
	Shares	Share

Balance outstanding — August 31, 2011	1,200,000	$0.32
Granted	750,000	0.29
Vested	0	-
Forfeited	0	-

Balance outstanding — May 31, 2012	1,950,000	$0.31

Total grant date fair value of shares vesting during the period	0	$-

Non-cash stock-based compensation expense was $218,339 for the nine months ended May 31, 2012, and $74,772 for the year ended August 31, 2011.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04), which amends ASC 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards (IFRS). ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively.  The Company does not believe the adoption of this change will have any material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income.  ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption of this standard is permitted and the Company has adopted this update.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
May 31, 2012
(Unaudited)

Note 3 - Investments

Investment in Joint Venture Entities - Sold

As reported in the Company’s Form 8K filed with the SEC on November 5, 2010, the Company closed on an agreement with its former joint venture partner, Cia. Mexicana de Gas Natural, S.A. de C.V., to sell all of the Company’s shares in Fermaca LNG de Cancun, S.A. de C.V. and Fermaca Gas de Cancun, S.A. de C.V. for a total amount of $1,000,000 of which $50,000 was paid upon entry into the sale agreement, $150,000 of which was paid at the close of the transaction, $120,000 of the next $150,000 was paid as of February 28, 2011 with the remaining $30,000 paid in March, 2011.   Because the Company is no longer involved in any downstream oil and gas activities, and because the Company has no further involvement in the joint ventures, the amounts related to the joint ventures have been reclassified to discontinued operations in accordance with GAAP. The next installment of $150,000 was due on May 1, 2011 and the following $150,000 installments were due on August 1, 2011 and November 1, 2011.  The final payment of $200,000 was due February 1, 2012.  As of April 5, 2012, none of these installments have been paid. No interest accrues on the installments; however, the contract provides for 7% interest to be paid on late payments.  Management is currently negotiating an extended repayment schedule; however, there is no certainty that all or any of the installments will be paid.  We have recognized payments as gain on the sale of the joint venture investment as the sales proceeds are received.  Because the sale of the joint venture interests ended the Company’s investments in pipeline and LNG infrastructure, the gain from the sale and the impairment losses have been reclassified to discontinued operations.  As of May 31, 2012, the unrecorded present value of the $650,000 in installments receivable cannot be determined because the timing of the payments, if any, is uncertain.

Investments in oil and gas properties

Colombia CPO-4

In July 2010, the Company acquired from SK Innovation, subject to regulatory approval, an undivided twelve and one-half percent (12.5%) participating interest in the CPO-4 block located in the Llanos Basin of Colombia.  Block CPO-4 consists of 345,592 gross acres (43,200 net) and is located approximately 70 miles southeast of Bogotá.  This block is operated by SK Innovation.  Approximately 530 square kilometers of 3-D seismic data has been acquired and interpreted in the northern portion of the acreage. Interpretation and study of this seismic data is ongoing.  Tamandua-1 was the first well drilled on CPO-4.  Due to conditions in the wellbore, the working interest partners’ elected to abandon the bottom section of the well and discontinue testing of the well after inconclusive results in the C-7 and C-9 sands.  In April 2012, Tamandua-1 was temporarily abandoned to allow re-entry for future testing and evaluation. The Company and the other working interest owners moved the rig to the Cachirre location and began drilling on May 18, 2012.  The Cachirre well has an expected total depth of approximately 9,500 feet.  As of May 31, 2012, the Company had recorded approximately $960,000 of total expected costs of $2.5 million on the Cachirre #1 well.  See “Note 10 – Subsequent events.”  None of these costs were impaired at May 31, 2012.  In June 2012, SK Innovation and the Company elected to abandon the Tamandua-1 well and the Cachirre #1 well.  See “Note 10 - Subsequent Events”.

The assignment to the Company of the interest in CPO-4 is conditioned upon the approval by ANH, the National Hydrocarbon Agency of Colombia, and the Republic of Korea. To date, we have not obtained the written approvals from the Republic of Korea or the ANH. The approval from the Republic of Korea will be requested after the Company has received the approval from the ANH. The farmout agreement with SK Innovation, as amended, requires these approvals by October 31, 2012. Pursuant to the existing farmout with SK Innovation, if the Company does not receive the approvals by October 31, 2012, the agreement calls for a thirty day grace period during which the Company and SK Innovation have agreed to meet to discuss possible amendments to the farmout agreement which would facilitate, or avoid the need for, the approvals.   As SK Innovation has already extended the arbitrary cut-off date set forth in the farmout agreement three times, including the most recent extension to October 31, 2012, we believe that the Company and SK Innovation have a good working relationship.  If the Company and SK Innovation are unable to agree upon any additional amendments during such thirty day grace period, SK Innovation has the right to terminate the farmout agreement. If SK Innovation elects to exercise its termination right as the result of the failure to obtain the written approvals from the ANH or the Republic of Korea, the Company’s interest in Block CPO-4 will be deemed re-assigned back to SK Innovation, and the Company will

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
May 31, 2012
(Unaudited)

have the right to have returned any amounts paid under the farmout agreement, without interest ($12,829,003 has been paid through May 31, 2012).  In such event, our business would be materially adversely affected.

Impairment

In June 2012, the Company announced that a determination had been made to cease efforts to test and complete the Tamandua #1 well on the CPO-4 prospect in Colombia.  As a result of the determination to cease efforts to complete the Tamandua #1 well, the Company recorded an impairment charge of $7,027,032 to write off costs attributable to the drilling of the Tamandua #1 well on the Company’s CPO-4 block.

Peru Z-46

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

The assignment to the Company of the participation interest in Block Z-46 is conditioned upon the approval of the assignment by Perupetro.  On March 13, 2012, the Company received a certificate of qualification from Perupetro, which sets forth Perupetro’s determination that the Company has the legal, technical, economic, and financial capacity to assume the assignment from SK Innovation of the 40% working interest in Block Z-46.  The letter of qualification is an important milestone in the approval of the assignment, which is subject to official ratification and issuance of a Supreme Decree by the government of the Republic of Peru.  The farmout agreement with SK Innovation required approval from Perupetro by May 30, 2012. The Company and SK Innovation are working to further extend the deadline for approval based on Perupetro’s qualification described above.  As SK Innovation has already extended the arbitrary cut-off date set forth in the farmout agreement, including the most recent extension to May 30, 2012, we believe that the Company and SK Innovation have a good working relationship.    If the Company and SK Innovation are unable to agree upon any additional amendments during such thirty day grace period, SK Innovation has the right to terminate the agreement. If SK Innovation elects to exercise its termination right, the Company’s interest in Block Z-46 will be deemed re-assigned back to SK Innovation, and the Company will have the right to have returned any amounts paid under the farmout agreement, without interest ($5,586,941 has been paid through May 31, 2012).   In such event, our business would be materially adversely affected.

Peru Block XXIV and TEA

On July 31, 2010, the Company entered into an amendment to the participation agreement dated March 12, 2010 covering blocks XXIV Peru and the Peru TEA. Under the terms of the amendment, the Company acquired an undivided 5% working interest in Block XXIV and an undivided 2% working interest in the Peru TEAs.  The assignment to the Company of the interests in Block XXIV and the Peru TEA are also subject to the approval of Perupetro, along with certain governmental agencies of the Republic of Peru.  Until such time as the approvals are received, Upland is holding the Block XXIV and Peru TEA interests in escrow.  Upland has begun the process of obtaining the necessary approvals on behalf of the Company.

Block XXIV is located in the Sechura/Talara Basin in Peru.  Block XXIV consists of 276,137 gross acres (13,807 net) of which approximately 80,000 are offshore and 196,000 are onshore.  The offshore portion of the block is highly prospective.  During 2011, Upland acquired 200 km of 2D seismic data on Block XXIV which is currently in processing.   Going forward, we understand that Upland will conduct further geologic studies with the goal to determine two onshore seismically defined drilling locations during fiscal year 2012 in seismically defined locations.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
May 31, 2012
(Unaudited)

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

At May 31, 2012, the Company does not have the cash or other resources to fund all of the costs described above, which are summarized below.  At May 31, 2012, the Company’s investment in oil and gas properties and estimated remaining fiscal 2012 commitments are as follows:

		Remaining
	Total Costs	Fiscal 2012
	To Date	Commitment

Block XXIV and TEA – Peru	$4,306,367	$700,000
Block Z-46 – Peru	8,619,240	405,000
CPO-4 – Colombia	6,362,983	2,740,000
	$19,288,590	$3,845,000

In June 2012, the Company announced that a determination had been made to cease efforts to test and complete the Tamandua #1 well on the CPO-4 prospect in Colombia.  As a result of the determination to cease efforts to complete the Tamandua #1 well, the Company recorded an impairment charge of $7,027,032 to write off costs attributable to the drilling of the Tamandua #1 well on the Company’s CPO-4 block.  See “Note 10 – Subsequent Events”.

Note 4 – Stockholders’ Equity

Preferred Stock

As of May 31, 2012, the Company has authorized 50 million shares of blank check preferred stock, none of which are issued and outstanding.  Our board of directors has the authority, without action by the shareholders, to designate and issue preferred stock in one or more series.  Our board of directors may also designate the rights, preferences, and privileges of each series of preferred stock.

Common Stock

As of May 31, 2012, the Company had 548,517,726 shares of its $0.001 par value common stock issued and outstanding.  The following schedule is a summary of the transactions in the Company’s common stock since August 31, 2011:

Total shares issued and outstanding as of August 31, 2011:		454,667,726
Shares previously subscribed for services rendered	September, 2011	5,100,000
Shares issued for services to be rendered	November, 2011	500,000
Shares issue for cash	April, 2012	88,250,000

Total shares issued and outstanding as of May 31, 2012:		548,517,726

Note 5 – Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has incurred tax net operating losses of approximately $19,939,000 which commence expiring in 2023 if not previously utilized. In accordance with GAAP, the Company is required to compute tax asset benefits for net operating loss carryforwards. The potential benefit of net operating loss carryforwards has been offset by a valuation allowance in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
May 31, 2012
(Unaudited)

The valuations of the tax loss carryforward and the valuation allowance thereon were as follows:

	May 31, 2012	August 31, 2011
Net operating loss carryforward benefit	$6,779,262	$5,558,982
Stock-based compensation expense	99,658	25,422
Impairment loss on oil and gas properties	2,389,191	-
Loss from discontinued operations	544,411	544,411
Total deferred tax asset	9,799,322	6,128,815
Less: Valuation allowance	(9,799,322)	(6,128,815)
Net deferred tax asset	$-	$-

A reconciliation between the Company’s effective tax rate and the U.S. statutory tax rate is as follows:

	May 31, 2012	August 31, 2011
Provision for taxes (benefit) at U.S. statutory rate	$(3,670,507)	$(4,955,065)
Increase in deferred tax asset valuation allowance	3,670,507	4,955,065 .
Effective taxes	$-	$-
Effective tax rate	0%	0%

At May 31, 2012, the Company had approximately $19,939,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income.  The federal net operating loss carryforwards expire on various dates from 2023 through 2031. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances.  Events which may cause limitations in the amount of net operating losses the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent over a three-year period.

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

Note 6 – Loans Payable to Related Parties

Notes payable to related parties consists of the following as of May 31, 2012 and August 31, 2011:

Unsecured loans to related parties	$26,574

Two stockholders and former directors of the Company provided these loans.  The loans are non-interest bearing, unsecured and payable upon demand.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
May 31, 2012
(Unaudited)

Note 7 – Stockholder Loans Payable and Accrued Interest

Unsecured loans and accrued interest payable to stockholders at May 31, 2012 and August 31, 2011:

	May 31, 2012	August 31, 2011
Short-term debt	$-	$1,400,000
Less: total note discount for stock issued	-	(623,232)
Add: amortization of note discount	-	512,955
Add: accrued interest	-	99,911
Total shareholder loans payable and accrued interest	$-	$1,389,634

During the nine months ended May 31, 2012, the Company used cash to retire short-term notes which totaled approximately $1,400,000 as of August 31, 2011.

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

The weighted average interest rates on stockholder loans payable based on the face amount of the debt at May 31, 2012 and August 31, 2011 were 0% and 8.0%, respectively.

Note 8 - Commitments and Contractual Obligations

Oil and Gas Investment Commitments

Colombia Block CPO-4

Tamandua-1 was the first well drilled on CPO-4.  The Company and other working interest owners moved the drilling rig to the Cachirre location and began drilling on May 18, 2012.  The Cachirre well had an expected total depth of approximately 9,500 feet. In June 2012, SK Innovation and the Company elected to abandon the Tamandua-1 well and the Cachirre well.  See “Note 10 - Subsequent Events”. The expected remaining commitment for fiscal 2012 is $2.7 million which includes approximately $1.54 million for the Cachirre well.

Peru Block Z-46

Gulf United and our Block Z-46 partner have reprocessed 5,600 kilometers of 2-D seismic data.  On December 31, 2010, we began acquiring an additional 2,904 kilometers of infill 2-D seismic data focused in the southern portion of the block where several 2-D defined Tertiary prospects are stacked with 2-D defined Paleozoic prospects.  Based on the results of the new 2-D seismic data, we plan to acquire 3-D seismic data in calendar year 2012 to be used in the selection of drilling locations.  No independent engineering estimates have been prepared at this time.  In December 2011, the joint venture partners approved the work plan and budget for Z-46.  Pursuant to existing agreements, under the work plan and budget, our current obligation on Z-46 during fiscal year 2012 is approximately $0.4 million, and during fiscal year 2013 will be approximately $16.0 million.

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
May 31, 2012
(Unaudited)

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

Note 9 - Related Party Transactions

The Company and James M. Askew entered into an amendment to his consulting agreement pursuant to which the Company will pay Mr. Askew a monthly cash fee of $10,000 per month, beginning September 1, 2011 until the expiration or termination of the agreement.  During the nine months ended May 31, 2012, Mr. Askew was paid $90,000 under his agreement and the Company recognized $71,565 in travel and entertainment expenses paid or payable to Mr. Askew.

Rodeo Resources, Ltd. (“Rodeo”), a related party, was paid $22,032 in general and administrative expenses during the nine months ended May 31, 2012.  On April 11 and 17, Rodeo loaned the company a total of $200,000 which was then paid to SK Innovation Co, Ltd. (“SK”) for accounts payable to SK.  On April 19, 2012, the Company repaid the loan plus $20,000 in cash interest expense.  On June 4, 2012, the board of directors authorized the issuance of 2,500,000 shares of the Company’s restricted common stock valued at $200,000 to Rodeo in consideration for making the loan.  The company recognized this as additional interest expense.  The effective annual interest rate for this loan was 600% for the cash interest and 6,600% for the total interest expense.

Note 10 – Subsequent Events

Employment Agreements and Incentive Plan Awards

In June 2012, the Board of Directors authorized the Company to amend the employment agreements for each of the Company’s executive officers.  In connection therewith, the employment agreement by and between the Company and John Connally III, our president, chief executive officer, and chairman, was amended and restated to extend the term of his agreement for an additional three years.  Additionally, the employment agreements by and between the Company, Jim Ford, Ernest B. Miller, James C. Fluker III, and David Pomerantz, each of whom are named executive officers of the Company, were each extended for an additional one year.

Also in June 2012, the Compensation Committee of the Board of Directors awarded Mr. Connally a cash bonus of $450,000 and a ten-year option to purchase up to 3 million shares of common stock at an exercise price of $0.08 per share pursuant to Mr. Connally’s employment agreement.  The Compensation Committee also awarded each of Messrs. Ford, Miller, and Fluker cash bonuses of $100,000 and ten-year options to purchase up to 1 million shares of common stock at an exercise price of $0.08 per share pursuant to their respective employment agreements.  Mr. Pomerantz was awarded a cash bonus of $84,000 and a ten-year option to purchase up to 1 million shares of common stock at an exercise price of $0.08 per share pursuant to his employment agreement.  Each of the Company’s independent directors, John N. Seitz and Thomas G. Loeffler, were also each awarded ten-year options to purchase up to 1 million shares of common stock at an exercise price of $0.08 per share. All of the options awarded described above were made under the Company’s 2011 Stock Incentive Plan, and vest equally over a period of three years beginning on the date of the grant.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
May 31, 2012
(Unaudited)

Consulting Agreement

Effective June 4, 2012, the Company entered into a one-year consulting agreement with Randell Ford pursuant to which the consultant will provide advice to the board of directors relating to certain of the Company’s strategic and business development activities.  In consideration for providing the consulting services, the consultant will be issued 500,000 shares of restricted common stock.

Cachirre #1

As reported in its Form 8-K filed with the SEC on June 27, 2012, in June 2012, the Cachirre #1 well was drilled to a measured depth of 9,486 feet in the southeast corner of Block CPO-4.  An evaluation of the initial test results collected from the wellbore indicated that the primary targeted zones below a measured depth of 8,750 feet were water-wet.  As of May 31, 2012, the Company had recorded approximately $960,000 of total expected costs of $2.5 million on the Cachirre #1 well.  None of these costs were impaired at May 31, 2012.  SK elected to abandon the well.  On June 26, 2012, the Company notified SK Innovation that it has elected to abandon the well consistent with SK’s decision.  If further testing of the C-9 section of the Cachirre #1 is conducted by a working interest partner on a sole-risk basis, the Company would have the right to buy back into the well by paying its proportionate share of incurred costs plus a penalty (based on the Company’s proportionate share of testing and completion costs of the C-9).  The Company’s decision to not participate in the testing of the C-9 section, and the payment of any penalties to buy back into the well, is limited to the Cachirre #1 well, and does not affect the Company’s current plans to participate in any future development or exploration activity in the area or elsewhere on Block CPO-4.

Note 11 – Supplemental Disclosures – Consolidated Statements of Cash Flows

Supplemental Disclosure of Non-Cash, Investing and Financing Activities:

			Period From
			Inception Through
	Nine Months Ended May 31,		May 31, 2012
	2012	2011
Investment advances paid from shareholder loans	$-	$-	$1,263,985
Common stock issued for investment in joint venture projects	$-	$-	$687,225
Common stock issued or subscribed for expenses/services	$219,500	$9,086,800	$10,260,500
Common stock issued for prepaid expenses/services	$14,625	$-	$14,625
Common stock issued for oil and gas properties	$-	$90,000	$3,646,000
Common stock issued or subscribed in connection with short-term notes	$-	$623,232	$1,809,023
Interest forgiven on shareholder loan payable	$-	$-	$631,444
Common stock issued in conversion of shareholder loan	$-	$-	$400,000
Capital expenditures acquired with accounts payable	$-	$-	$31,282

Settlement of loan payable by assignment of investment:
Loan payable	$-	$-	$(200,000)
Investment	$-	$-	$200,000
Warrants issued for non-employee compensation	$-	$538,411	$538,411
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$132,000	$328,970	$527,714
Income taxes	$-	$-	$-

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared on the accrual basis of accounting, whereby revenues are recognized when earned, and expenses are recognized when incurred. These consolidated financial statements as of May 31, 2012, and for the nine months ended May 31, 2012 are unaudited.  In the opinion of management, such financial statements include the adjustments and accruals necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements as of May 31, 2012 and for the periods ended May 31, 2012.  You should read this discussion and analysis together with such financial statements and the notes thereto.

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

Block CPO-4.    Block CPO-4 is located in the Llanos Basin of Colombia. Block CPO-4 consists of 345,592 gross acres (43,200 net) and is located approximately 70 miles southeast of Bogotá.  This block is operated by SK Innovation.  Gulf United and our Block CPO-4 partners have reprocessed 1,350 kilometers of 2-D seismic data and 530 square kilometers of 3-D seismic data shot on the northern portion of acreage.  Interpretation and study of this seismic data is ongoing.  Tamandua-1 was the first well drilled on CPO-4.  Due to conditions in the wellbore, the working interest partners’ elected to abandon the bottom section of the well and discontinue testing of the well after inconclusive results in the C-7 and C-9 sands.  In June 2012, Tamandua-1 was temporarily abandoned to allow re-entry for future testing and evaluation. The Company and the other working interest owners moved the rig to the Cachirre location and began drilling on May 18, 2012.  In June 2012, the Cachirre #1 well was drilled to a measured depth of 9,486 feet in the southeast corner of Block CPO-4.  An evaluation of the initial test results collected from the wellbore indicated that the primary targeted zones below a measured depth of 8,750 feet were water-wet.  SK Innovation elected to abandon the well.  In June 2012, the Company notified SK Innovation that it has elected to abandon the well consistent with SK Innovation’s decision.

Block Z-46.  Block Z-46 is located in the Trujillo Basin offshore Peru.  Block Z-46 consists of 2,803,411 gross acres (1,121,411 net) and is located in northern Peru.  Water depths on the block range from 50 meters to 1000 meters.  This block is operated by SK Innovation.  Gulf United and our Block Z-46 partner have reprocessed 5,600 kilometers of 2-D seismic data.  On December 31, 2010, we began acquiring an additional 2,904 kilometers of infill 2-D seismic data focused in the southern portion of the block where several 2-D defined Tertiary prospects are stacked with 2-D defined Paleozoic prospects.  Based on the results of the new 2-D seismic data, we plan to acquire 3-D seismic data in calendar year 2012 to be used in the selection of drilling locations.  No independent

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

engineering estimates have been prepared at this time.  In December 2011, the joint venture partners approved the work plan and budget for Z-46.  Pursuant to existing agreements, under the work plan and budget, our current obligation on Z-46 during fiscal year 2012 is approximately $0.4 million, and during fiscal year 2013 will be approximately $16.0 million.

Block XXIV.  Block XXIV is located in the Sechura/Talara Basin in Peru.  Block XXIV consists of 276,137 gross acres (13,807 net) of which approximately 80,000 are offshore and 196,000 are onshore.  The offshore portion of the block is highly prospective.  During 2011, Upland acquired 200 km of 2D seismic data on Block XXIV which is currently in processing.  Going forward, we understand that Upland will conduct further geologic studies to prepare to drill two onshore wells during fiscal 2012 in seismically defined locations.

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

Results of Operations for Three and Nine Months Ended May 31, 2012

We have not earned any revenues during the period from inception through May 31, 2012. We have not attained profitable operations and are, therefore, dependent upon obtaining additional debt or equity financing. If we are unable to obtain additional financing, there is substantial doubt that we will be able to continue as a going concern.

Set forth below is a summary of our commitments under existing agreements (which excludes funds that may be required for general working capital purposes):

Contractual Obligations	Payments due by period (in thousands)
	Remainder of FYE 2012		FYE 2013		FYE 2014	Total
Commitments under employment agreements	$360		$1,383		$-	$1,743
Commitments under consulting contracts	45		180		-	225
Commitments under participation and farmout agreements:
Block CPO-4	2,740	(1)	4,900	(1)	-	7,640	(1)
Block Z-46	405	(2)	15,999	(3)	-	16,404
Block XXIV	500		-		-	500
Peru TEA	200		-		-	200
Total	$4,250		$22,462		$-	$26,712

(1)
The remaining fiscal year 2012 obligation on Block CPO-4 is $2.74 million which includes drilling the second phase 1 well at an estimated cost of $2.5 million and estimated joint operating costs of approximately $240,000.  The 2013 estimated obligation includes $2.24 million for 3-D seismic expense and $1.7 million for seismic acquisition costs incurred subsequent to July 31, 2010 owed to Houston American Energy 30 days after ANH approval, and estimated joint operating costs of approximately $960,000.  An expanded drilling program may be implemented in which an additional two wells will be drilled.  Assuming an additional two wells are drilled, our additional estimated fiscal year 2013 obligation on CPO-4 will be increased by approximately $6.1 million.  These additional amounts are not included in the above table.

(2)	The remaining fiscal year 2012 obligation on Block Z-46 is approximately $405,000 in joint operating costs.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

(3)
The fiscal year 2013 obligation includes a payment of $2.9 million for past costs due to SK Innovation 30 days after final approval of interest transfer.  The work program and budget for Z-46 was approved in December 2011.  Based on the work program, the estimated obligation on Z-46 for fiscal year 2013 is approximately $16.0 million, which consists of an estimated $9.8 million for the 3-D seismic acquisition, approximately $1.4 million for joint operating expenses, and an estimated $1.9 million for VAT.

Liquidity and Capital Resources

At May 31, 2012, the Company has current assets of $3,164,657, current liabilities of $1,183,766, and a resulting working capital of $1,980,891. We currently have no sources of revenue.  At May 31, 2012, we estimated that we would need approximately $4.25 million to fund our contractual commitments for the remaining portion of fiscal 2012 (excluding funds required for general working capital purposes).  Moreover, we will require approximately $25.0 million to fund our contractual commitments during fiscal 2013 (excluding funds required for general working capital purposes).

On April 19 and April 20, 2012, the Company consummated a private offering under 4(2) of the Securities Act of 1933, as amended, pursuant to which it sold to accredited investors 88,250,000 unregistered shares of its common stock at a purchase price of $0.08 per share for gross proceeds of $7,060,000 and net proceeds of $6,838,354.  Based on the assumptions herein, we will be required to raise at least $28 million more during fiscal 2012 and 2013 to fund our anticipated expenditures.

Additionally, a component of our business strategy is to acquire additional oil and gas interests in Colombia and Peru should attractive opportunities be identified, although none have been identified to date.  If we do identify a potential acquisition and/or if the initial drilling program on CPO-4 is successful and additional wells are drilled, we will need to raise significantly more than $28 million to fund the acquisition and/or the accelerated drilling program on CPO-4.

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

Results of Operations

Three and nine months ended May 31, 2012, compared to the three and nine months ended May 31, 2011

In the three months and nine months ended May 31, 2011, certain amounts have been reclassified to be consistent with the three months and nine months ended May 31, 2012.

($ in Thousands)	For the three months ended May 31,		For the nine months ended May 31,
	2012	2011	2012	2011
Revenue	$-	$-	$-	$-

Office and other	21	19	52	31
Depreciation expense	7	6	20	16
Salary and related expenses	1,366	1,174	2,346	1,795
Professional fees	215	317	762	1,083
Consulting	45	355	184	8,654
Travel	68	35	191	52
Shareholder loan and other interest	220	235	220	1,531
Total operating expense	1,942	2,141	3,775	13,163
Interest income	(1)	(8)	(6)	(9)
Gain on sale of joint venture investment	-	30	-	350
Impairment on oil and gas properties	7,027	-	7,027	-
Net loss for the period	$(8,968)	$(2,103)	$(10,796)	$(12,804)

Operating Expenses

For the quarter ended May 31, 2012, operating expenses decreased $199,000 as compared to the same quarter in 2011. The decrease occurred primarily due to the $102,000 reduction in professional fees as well as the $310,000 decrease in consulting expense offset by a $192,000 increase in salary and related expenses and $33,000 in increased travel expense.  For the nine months ended May 31, 2012, operating expenses decreased $9,388,000 as compared to the same nine months in 2011. The decrease occurred primarily due to the $8,470,000 reduction in consulting expenses, $321,000 reduction in professional fees as well as the $1,312,000 decrease in interest expenses offset by a $551,000 increase in salary and related expenses and a $139,000 increase in travel expense.

Net Loss

The Company incurred a net loss of $8,968,000 for the quarter ended May 31, 2012 which is $6,865,000 more than the net loss of $2,103,000 incurred for the quarter ended May 31, 2011.  The increased loss is due primarily to the recognition of impairment on oil and gas properties offset by the reduction in expenses noted above as well as the gain on sale of joint venture investment recognized in 2011.  For the nine months ended May 31, 2012 versus May 31, 2011, there was a $2,008,000 reduction in net loss for the reasons noted above.

Net Loss Applicable to Common Shareholders

For the quarters ended May 31, 2012 and May 31, 2011, our net loss per share was $0.02 and $0.00, respectively.  For the nine months ended May 31, 2012 and May 31, 2011, our net loss per share was $0.02 and $0.03, respectively

Cash flows

For the nine months ended May 31, 2012, the Company's operating activities used cash of $2,348,233 compared to net cash used of $3,243,322 for the nine months ended May 31, 2011.  During the current nine months period, investing activities used cash of $7,142,946 primarily for investment in oil and gas properties versus $10,577,918 for the comparable period in 2011.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

The Company's financing activities generated cash of $6,838,354 from sale of restricted common stock and used cash of approximately $1,500,000 to pay short-term shareholder notes payable in the nine months ended May 31, 2012, compared to $25,822,119 cash provided by sale of restricted common stock offset by principal payments on shareholder loans in the same period in 2011.

For the period from inception-to-date, the Company used cash of $6,655,435 in operating activities, used $22,832,345 in investing activities and $32,586,701 was provided from financing activities.

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Based upon the evaluation, the Company's principal executive officer and principal financial officer concluded that as of May 31, 2012, its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

 Changes in Internal Control over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter covered by this report required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, the Company's principal executive officer and principal financial officer have determined that as of May 31, 2012, there were no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

At May 31, 2012, the Company has current assets of $3,164,657, current liabilities of $1,183,766, and a resulting working capital of $1,980,891.  We currently have no sources of revenue.  At May 31, 2012, we estimated that we would need approximately $4.25 million to fund our contractual commitments for the remaining portion of fiscal 2012 (excluding funds required for general working capital purposes).  Moreover, we will require approximately $25.0 million to fund our contractual commitments during fiscal 2013 (excluding funds required for general working capital purposes).  This will require that we raise at least $28 million during fiscal 2012 and 2013 to fund our anticipated expenditures (which does not include an additional estimated $6.1 million that we may be required to fund assuming two additional wells are drilled).

Additionally, a component of our business strategy is to acquire additional oil and gas interests in Colombia and Peru should attractive opportunities be identified, although none have been identified to date.  If we do identify a potential acquisition and/or if the initial drilling program on CPO-4 is successful and additional wells are drilled, we will need to raise significantly more than $28 million to fund the acquisition and/or the accelerated drilling program on CPO-4.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Future equity financings may be dilutive to our stockholders, and the terms of future equity financings may include preferences or rights superior to our common stock.  Debt financings may involve a pledge of assets and will rank senior to our common stock.  We have historically financed our operations through best efforts private debt and equity financing.  We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings.  There is no assurance that we can raise additional capital from external sources.  Failure to raise additional capital, on favorable terms or at all, will have a material adverse effect on our operations, could result in the loss of our interests in our exploration projects, and will likely cause us to curtail or cease operations.

The Company has no other sources of financing and will continue to rely on best efforts for equity, equity equivalent, or debt financings and borrowings from stockholders. There are no additional commitments from or assurances that we will be able to obtain additional capital on terms favorable to the Company or at all.  Failure to raise additional capital, on favorable terms or at all, will have a material adverse effect on our operations, could result in the loss of our interests in our exploration projects, and will likely cause us to curtail or cease operations

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended May 31, 2012, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

31.1*           Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*           Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*           Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*           Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Gulf United Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Shareholders’ Equity (Deficiency) and Comprehensive Loss; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 16, 2012	GULF UNITED ENERGY, INC. (Registrant)

/s/ John B. Connally III John B. Connally III Chief Executive Officer (Principal Executive Officer)

/s/ David Pomerantz David Pomerantz Chief Financial Officer (Principal Financial and Accounting Officer)