Form 10-QT
period 2011-12-31
Gulf United Energy, Inc.
filed 2012-10-16
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QT

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the four month period from September 1, 2011 to December 31, 2011

Commission File Number 000-52322

GULF UNITED ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization) P.O. Box 22165 Houston, Texas (Address of principal executive offices)	20-5893642 (I.R.S. Employer Identification No.) 77227-2165 (Zip Code)

Registrant’s telephone number, including area code:
(713) 942-6575

Former fiscal year: August 31
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

As of October 10, 2012, there were 551,517,726 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

TABLE OF CONTENTS

Part I. Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets - December 31, 2011 (unaudited) and August 31, 2011	5

	Consolidated Statements of Operations (unaudited) - For the Four Months Ended December 31, 2011 and 2010 and the Period From Inception (September 19, 2003) through December 31, 2011	6

	Consolidated Statements of Cash Flows (unaudited) - For the Four Months Ended December 31, 2011 and 2010 and the Period from Inception (September 19, 2003) through December 31, 2011	7

	Consolidated Statements of Changes in Stockholders' Equity (Deficiency) and Comprehensive Income (unaudited) for the Period from Inception (September 19, 2003) through December 31, 2011	8

	Notes to the Consolidated Financial Statements (Unaudited)	10

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4	Controls and Procedures	30

	Part II. Other Information

Item 1	Legal Proceedings	30

Item 1A	Risk Factors	30

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3	Defaults Upon Senior Securities	31

Item 4	Mining and Safety Dislosures	31

Item 5	Other Information	31

Item 6	Exhibits	31

	Signatures	32

	EX-31.1 (EXHIBIT 31.1)

	EX-31.2 (EXHIBIT 31.2)

	EX-32.1 (EXHIBIT 32.1)

	EX-32.2 (EXHIBIT 32.2)

Statement Regarding Forward-Looking Information

This Transition Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts included in this Report including, without limitation, statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements including, but not limited to, our ability to identify and exploit available corporate acquisition, farm-in and/or joint venture opportunities in the energy sector in Colombia and Peru and, more generally, in Latin America, our ability to establish technical and managerial infrastructure, our ability to raise required capital on acceptable terms and conditions, our ability to take advantage of, and successfully participate in such opportunities, our ability to successfully operate, or influence our joint venture partners’ operation of, the projects in which we participate in a cost effective and efficient way; future economic conditions, political and regulatory stability and changes and volatility in energy prices.  A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Transition Report on Form 10-Q appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on November 29, 2011 and Item 1A of this Transition Report on Form 10-Q.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Transition Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TRANSITION REPORT
FINANCIAL STATEMENTS

December 31, 2011
(Unaudited)

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets

	December 31,	August 31,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$2,202,699	$7,251,657
Prepaid expenses	48,750	4,443
Total Current Assets	2,251,449	7,256,100

Fixed Assets:
Computer Equipment	25,391	12,255
Software License	62,563	62,563
Less: Accumulated Depreciation	(44,007)	(35,696)
Net Fixed Assets	43,947	39,122

Other Assets
Investment in oil and gas properties (Notes 3 and 8)	22,768,465	20,160,581
Total Other Assets	22,768,465	20,160,581

Total Assets	$25,063,861	$27,455,803

LIABILITIES
Current
Accounts payable and accrued liabilities	$371,868	$282,286
Accounts payable to operators of working interests	1,011,084	974,769
Loans payable related parties (Note 6)	26,574	26,574
Shareholder loans payable and accrued interest (Net of note discount of
$110,277 at August 31, 2011) (Note 7)	-	1,389,634
Total Current Liabilities	1,409,526	2,673,263

Total Liabilities	1,409,526	2,673,263
STOCKHOLDERS' EQUITY
Preferred Stock, 50,000,000 shares authorized, none issued or outstanding	-	-
Common Stock
Authorized:
700,000,000 shares with a par value of $0.001
Issued and Outstanding:
460,267,726 as of December 31, 2011 and	460,268	454,668
454,667,726 as of August 31, 2011
Additional paid-in capital	43,464,689	42,445,865
Common stock subscribed	-	824,600
Accumulated other comprehensive income (loss)	(1,201)	(29)
Deficit Accumulated During The Development Stage	(20,269,421)	(18,942,564)
Total Stockholders' Equity	23,654,335	24,782,540
Total Liabilities and Stockholders' Equity	$25,063,861	$27,455,803

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

			Period From
			Inception
			(September 19, 2003)
	Four Months Ended December 31,		Through
	2011	2010	December 31, 2011

Revenues	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

General and administrative expenses	1,236,789	893,175	6,815,333
General and administrative expenses - related parties	94,808	8,000,000	9,139,629

Operating Loss	(1,331,597)	(8,893,175)	(15,954,962)

Other (Income) and Expense
Gain on settlement of debt	-	-	(3,333)
Interest expense	-	694,405	1,089,358
Interest expense - related parties	-	43,028	1,631,374
Interest Income	(4,740)	-	(19,657)

Loss from continuing operations	(1,326,857)	(9,630,608)	(18,652,704)

Gain (Loss) from discontinued operations	-	200,000	(1,616,717)
Net Loss	$(1,326,857)	$(9,430,608)	$(20,269,421)

Basic And Diluted Loss per share
from continuing operations	$-	$(0.03)	$(0.19)

Basic And Diluted Loss per share
from discontinued operations	$-	$-	$(0.02)

Basic And Diluted Net Loss per share	$-	$(0.03)	$(0.21)

Weighted Average Shares Outstanding	459,634,939	313,651,639	98,933,737

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)
			Period From
			Inception
			(September 19, 2003)
	Four Months Ended December 31,		Through
	2011	2010	December 31, 2011
Cash Flows From Operating Activities
Net loss for the period	$(1,326,857)	$(9,430,608)	$(20,269,421)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation expense	8,311	6,952	44,007
Expenses paid by issuance of common stock or
common stock subscribed	-	8,256,500	10,041,000
Accrued interest added to (paid from) shareholder loans	(99,911)	112,092	631,444
Compensation expense paid by stock option issuance	141,324	-	216,096
Loan discount amortization	110,277	596,667	1,809,023
Non-cash portion of interest expense	-	-	3,333
Gain on settlement of debt	-	-	(3,333)
Foreign currency translation loss	(1,172)	-	(1,201)
Impairment of investment in joint venture projects	-	-	1,951,210
Change in operating assets and liabilities
Prepaid expenses	14,193	-	9,750
Accounts payable and accrued liabilities	89,582	(886,890)	196,637
Net Cash Used By Operating Activities	(1,064,253)	(1,345,287)	(5,371,455)
Cash Flows From Investing Activities
Capital Expenditures	(13,136)	-	(87,954)
Investment in oil and gas projects	(2,571,569)	(4,386,052)	(17,936,150)
Advances to and investment in joint venture projects	-	-	(250,000)
Net cash used by investing activities	(2,584,705)	(4,386,052)	(18,274,104)

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	775,000	26,435,669
Proceeds from bridge financing	-	-	3,800,000
Principal payment on bridge financing	-	-	(3,800,000)
Increase in loans payable to related parties	-	-	226,574
Principal payments on shareholder loans	(1,400,000)	(143,000)	(5,539,685)
Proceeds from shareholder loans payable	-	5,200,000	4,725,700
Net cash (used)/provided by financing activities	(1,400,000)	5,832,000	25,848,258
Increase/(Decrease) In Cash During The Period	(5,048,958)	100,661	2,202,699
Cash, Beginning Of Period	7,251,657	19,679	-

Cash, End Of Period	$2,202,699	$120,340	$2,202,699

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Income (Loss)
Period from Inception (September 19, 2003) through December 31, 2011
(Unaudited)
						DEFICIT
					ACCUMULATED	ACCUMULATED
	COMMON SHARES		ADDITIONAL	COMMON	OTHER	DURING THE
		PAR	PAID-IN	SHARES	COMPREHENSIVE	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	SUBSCRIBED	INCOME (LOSS)	STAGE	TOTAL
Balance, September 19,
2003 (date of inception)	-	$-	$-	$-	$-	$-	$-
Capital stock issued for cash:
October 2003 at $0.001	2,500,000	2,500	-	-	-	-	2,500
November 2003 at $0.005	160,000	160	640	-	-	-	800
December 2003 at $0.005	1,400,000	1,400	5,600	-	-	-	7,000
June 2004 at $0.01	1,000,000	1,000	9,000	-	-	-	10,000
July 2004 at $0.25	23,000	23	5,727	-	-	-	5,750
Net loss for the period	-	-	-	-	-	(15,880)	(15,880)
Balance, August 31, 2004	5,083,000	5,083	20,967	-	-	(15,880)	10,170
Net loss for the year	-	-	-	-	-	(16,578)	(16,578)
Balance, August 31, 2005	5,083,000	5,083	20,967	-	-	(32,458)	(6,408)
November 10, 2005 Stock
Split Adjustment	20,332,000	20,332	(20,332)	-	-	-	-
Net loss for the year	-	-	-	-	-	(31,577)	(31,577)
Balance, August 31, 2006	25,415,000	25,415	635			(64,035)	(37,985)
Capital stock issued for investment:
January 2007 at $0.735 per share	185,000	185	135,790	-	-	-	135,975
July 2007 at $0.735 per share	750,000	750	550,500	-	-	-	551,250
Net loss for the year	-	-	-	-	-	(257,804)	(257,804)
Balance, August 31, 2007	26,350,000	26,350	686,925			(321,839)	391,436
Net loss for the year	-	-	-	-	-	(378,039)	(378,039)
Balance, August 31, 2008	26,350,000	26,350	686,925			(699,878)	13,397
Net loss for the year	-	-	-	-	-	(1,353,766)	(1,353,766)
Balance, August 31, 2009	26,350,000	26,350	686,925	-	-	(2,053,644)	(1,340,369)
Capital stock issued for settlement
of name issue:
January 2010 at $0.01 per share	50,000	50	450	-	-	-	500
Capital stock issued to buy
subsidiary:
March 2010 at $0.032 per share	300,000	300	9,300	-	-	-	9,600
Capital stock issued for cash:
March 2010 at $0.01 per share	59,750,000	59,750	527,750	-	-	-	587,500
Capital stock issued for services:
March 2010 at $0.01 per share	20,750,000	20,750	186,750	-	-	-	207,500
April 2010 at $0.01 per share	1,500,000	1,500	13,500	-	-	-	15,000
Capital stock issued for oil and
gas properties:
March 2010 at $0.01 per share	40,000,000	40,000	384,000	200,000	-	-	624,000
Capital stock issued for loan
conversion:
March 2010 at $0.01 per share	20,000,000	20,000	180,000	200,000	-	-	400,000
Shareholder loan interest forgiven	-	-	631,444	-	-	-	631,444
Capital stock issued with short-
term debt:
April 2010 at $0.065 per share	17,500,000	17,500	671,894	-	-	-	689,394
May 2010 at $0.065 per share	5,000,000	5,000	191,970	-	-	-	196,970
June 2010 at $0.087 per share	2,500,000	2,500	113,810	-	-	-	116,310
July 2010 at $0.075 per share	3,000,000	3,000	125,571	-	-	-	128,571
July 2010 at $0.120 per share	500,000	500	26,773	-	-	-	27,273
August 2010 at $0.120 per share	500,000	500	26,773	-	-	-	27,273
Capital stock issued for oil and
gas properties:
June 2010 at $0.01 per share	20,000,000	20,000	180,000	(200,000)	-	-	-
July 2010 at $0.052 per share	56,000,000	56,000	2,856,000	-	-	-	2,912,000
Capital stock issued for loan
conversion:
June 2010 at $0.01 per share	20,000,000	20,000	180,000	(200,000)	-	-	-
Net loss for the period	-	-	-	-	-	(2,315,199)	(2,315,199)
Balance, August 31, 2010	293,700,000	293,700	6,992,910	-	-	(4,368,843)	2,917,767

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Income (Loss)
Period from Inception (September 19, 2003) through December 31, 2011
(Unaudited)

						DEFICIT
					ACCUMULATED	ACCUMULATED
	COMMON SHARES		ADDITIONAL	COMMON	OTHER	DURING THE
		PAR	PAID-IN	SHARES	COMPREHENSIVE	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	SUBSCRIBED	INCOME (LOSS)	STAGE	TOTAL
Capital stock issued for services:
September 2010 at $0.06 per share	2,500,000	2,500	147,500	-	-	-	150,000
October 2010 at $0.057 per share	1,200,000	1,200	67,200	-	-	-	68,400
December 2010 at $0.081 per share	40,000,000	40,000	7,960,000	-	-	-	8,000,000
January 2011 at $0.063 per share	2,700,000	2,700	167,400	(170,100)	-	-	-
February 2011 at $0.15 per share	304,000	304	60,496	-	-	-	60,800
March 2011 at $0.30 per share	125,000	125	37,375	(37,500)	-	-	-
March 2011 at $0.26 per share	2,000,000	2,000	515,000	-	-	-	517,000
July 2011 at $0.162 per share	-	-	-	824,600	-	-	824,600
Capital stock issued for cash:
December 2010 at $0.20 per share	3,875,000	3,875	746,915	-	-	-	750,790
January 2011 at $0.20 per share	9,750,000	9,750	1,878,553	25,000	-	-	1,913,303
February 2011 at $0.30 per share	83,388,726	83,389	23,074,637	-	-	-	23,158,026
March 2011 at $0.020 per share	125,000	125	24,875	(25,000)	-	-	-
Capital stock subscribed for services:
September 2010 at $0.063 per share	-	-	-	170,100	-	-	170,100
February 2011 at $0.30 per share	-	-	-	37,500	-	-	37,500
Capital stock issued with short-
term debt:
September 2010 at $0.043 per share	6,500,000	6,500	272,073	-	-	-	278,573
October 2010 at $0.047 per share	1,000,000	1,000	45,524	-	-	-	46,524
October 2010 at $0.043 per share	1,500,000	1,500	62,787	-	-	-	64,287
November 2010 at $0.047 per share	1,500,000	1,500	68,286	-	-	-	69,786
Januuary 2011 at $0.047 per share	1,500,000	1,500	68,286	(69,786)	-	-	-
February 2011 at $0.047 per share	1,000,000	1,000	45,524	(46,524)	-	-	-
March 2011 at $0.047 per share	1,000,000	1,000	46,752	(47,752)	-	-	-
Capital stock subscribed with
short-term debt:
November 2010 at $0.047 per share	-	-	-	139,572	-	-	139,572
November 2010 at $0.049 per share	-	-	-	24,490	-	-	24,490
Capital stock issued for oil and
gas properties:
November 2010 at $0.09 per share	1,000,000	1,000	89,000	-	-	-	90,000
Compensation expense paid by
stock option and grant issuance	-	-	74,772	-	-	-	74,772
Net loss	-	-	-	-	-	(14,573,721)	(14,573,721)
Other comprehensive income (loss) -
Currency transalation adjustment	-	-	-	-	(29)	-	(29)
Total comprehensive loss	-	-	-	-	-	-	(14,573,750)
Balance, August 31, 2011	454,667,726	454,668	42,445,865	824,600	(29)	(18,942,564)	24,782,540
Capital stock issued for services:
September 2011 at $0.162 per share	5,100,000	5,100	819,500	(824,600)	-	-	-
November 2011 at $0.117 per share	500,000	500	58,000	-	-	-	58,500
Compensation expense paid by
stock option and grant issuance	-	-	141,324	-	-	-	141,324
Net loss	-	-	-	-	-	(1,326,857)	(1,326,857)
Other comprehensive income (loss) -
Currency transalation adjustment	-	-	-	-	(1,172)	-	(1,172)
Total comprehensive loss	-	-	-	-	-	-	(1,328,029)
Balance, December 31, 2011	460,267,726	$460,268	$43,464,689	$-	$(1,201)	$(20,269,421)	$23,654,335

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
 December 31, 2011
(Unaudited)

Note 1 – Organization and Basis of Presentation

Gulf United Energy, Inc. (“Gulf United” or the “Company”), together with its 100% owned subsidiaries, is an international oil and gas exploration and production (“E&P”) company concentrating on opportunities in South America. The Company currently has limited operations and is a development stage company as defined by the Financial Accounting Standards Board (FASB) Accounting Standards for Development Stage Entities.   The Company was incorporated in the State of Nevada on September 19, 2003.   As of December 31, 2011, the Company’s asset portfolio included participation in two hydrocarbon exploration blocks operated by SK Innovation Co. Ltd. (“SK Innovation” – Formerly SK Energy, Ltd.).   In August 2012, the Company acquired interests in two additional hydrocarbon blocks operated by SK Innovation.  SK Innovation is a subsidiary of SK Innovation Group, one of South Korea’s top five industrial conglomerates.  SK Innovation is Korea’s largest petroleum refiner and is currently active in 29 blocks in 16 countries.  The Company also has a participating interest in Block XXIV Peru and the Peru TEA operated by Upland Oil and Gas.

On August 30, 2012, the Company’s board of directors changed the Company’s fiscal year end from August 31st to December 31st.  This change will better align the Company’s financial reporting with its operational and budgeting cycle and with our operating partners and other industry participants.  The Company is reporting results for the four-month transitional period from September 30, 2011 to December 31, 2011 in this Transition Report on Form 10-Q.  Going forward, the Company’s fiscal quarters will end on the last day of March, June, September and December each year.

Interim Financial Statements

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosures needed for a fair presentation may be determined in that context.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2011 filed on November 29, 2011.  The results of operations presented for the four months ended December 31, 2011 are not necessarily indicative of the results to be expected for the year.  Interim financial data presented herein are unaudited.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $20,269,421 as of December 31, 2011 and further losses are anticipated in the development of our business raising substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company raised substantial equity and debt during the twelve months ended December 31, 2011.  Notwithstanding, we do not have any credit facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts debt and equity financings.  There is no assurance that we can raise additional debt or equity capital from external sources.  The Company has no control over the amount of funds that it may receive in financings and the time frame in which they may be received. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
December 31, 2011
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
December 31, 2011
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

Impairment of Long-lived Assets

The Company evaluates impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered.  These events include market declines, decisions to sell an asset and adverse changes in the legal or business environment.  If events or circumstances indicate that a long-lived asset’s carrying value may not be recoverable, the Company estimates the future undiscounted cash flows from the asset for which the lowest level of separate cash flows may be determined, to determine if the asset is impaired.  If the total undiscounted future cash flows are less than the carrying amount for the asset, the Company estimates the fair value of the asset through reference to sales data for similar assets, or by using a discounted cash flow approach.  The asset’s carrying value is then adjusted downward to the estimated fair value.  These cash flow estimates and assumptions could change significantly either positively or negatively.  At December 31, 2011, management did not believe that any impairment exists with respect to its long-lived assets.  However, as reported in the Company’s May 2012 Form 10-Q for the period ended May 31, 2012 filed with the SEC on July 13, 2012, the Company recorded an impairment charge of $7,027,032 to write off costs attributable to the drilling of the Tamandua #1 well on the Company’s CPO-4 block. See “Note 10 – Subsequent events.”

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

As of December 31, 2011, the Company had oil and gas property investments in the amount of $22,768,465 that are excluded from depletion because reserves have not been proven to be associated with those properties. If any proved reserves are found and when its quantity can be estimated, costs in excess of the present value of estimated future net revenues will be charged to impairment expense. The Company will apply the full cost ceiling test on a quarterly basis on the date of the latest consolidated balance sheet presented. It is not known at this time if any recoverable reserves of oil and gas exist.  As of the date of this report and subsequent to December 31, 2011, management has determined that significant impairment exists related to one of the Company’s oil and gas properties.  See “Note 10 – Subsequent events.”

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
December 31, 2011
(Unaudited)

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

The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost related to oil and gas property accounts.  At December 31, 2011 and through the date of this report, the Company has no material asset retirement obligations.

Basic Loss per Share

The Company is required to provide basic and diluted earnings (loss) per common share information.  The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended December 31, 2011, there were no potentially dilutive securities issued, therefore, diluted net loss per common share equals basic net loss per share.  Common stock subscribed was not included in diluted earnings per share because the results were anti-dilutive. In February 2011, the Company issued five-year warrants to purchase up to 1 million shares of common stock at an exercise price of $0.30.  In June 2011, the Company adopted the 2011 Stock Incentive Plan under which the Company may issue stock grants and stock options to Company employees, directors and consultants up to 45,000,000 shares which may not exceed 10,000,000 shares in total and may not exceed 1,000,000 shares to any individual during any calendar year.  These stock grants and stock options generally vest over a three-year period, beginning on the first anniversary from the date of each grant.  As of December 31, 2011, the Company has granted a total of 1,950,000 shares in restricted stock grants and stock options to purchase 3,500,000 shares at a weighted average exercise price of $0.31 per share.

Potential dilutive securities as of December 31, 2011 have been considered, but the potential dilutive effect of these securities is not believed to be material and would be anti-dilutive.  The Company reported net losses in the four months ended December 31, 2011 of $1,326,857; accordingly, the effects of any additional shares would be anti-dilutive.  The weighted average number of common and common equivalent shares outstanding was 459,634,939 for the four months ended December 31, 2011.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Gulf United Energy, Inc. and its wholly-owned subsidiaries, Gulf United Energy del Peru, Ltd., Gulf United Energy Cuenca Trujillo, Ltd. and Gulf United Energy de Colombia, Ltd. as of December 31, 2011.  All significant inter-company transactions and balances have been eliminated in the consolidation.

Accounting for Uncertain Tax Positions

GAAP provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an entity’s financial statements.  GAAP requires an entity to recognize the financial statement impact of a tax position when it is more likely that not that the position will be sustained upon examination. The Company believes that all significant tax positions utilized by the Company will more likely than not be sustained upon examination.  As of the period ended December 31, 2011, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the fiscal year 2008 forward (with limited exceptions). Tax penalties and interest, if any, would be accrued as incurred and would be classified as tax expense in the consolidated statements of operations.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
December 31, 2011
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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following summarizes the assumptions used in the option-pricing model and the method for determining the assumptions:

	2011	Method of Determining Assumptions
Risk-free rate	1.67%; 0.89%	U.S. treasury yield for 5-year treasury notes in effect on the award dates, June 14, 2011 and November 1, 2011, respectively.
Expected years until exercise	5.00	Full option term
Expected stock volatility	100%; 94%	Historical Gulf United Energy, Inc. volatility at August 31, 2011 and November 1, 2011, respectively.
Dividend yield	-	Historical record and plan

At December 31, 2011, total compensation cost related to non-vested options and awards not yet recognized is approximately $1.13 million and is expected to be recognized over a period of less than three years.

Stock Options

Information relating to stock options as of December 31, 2011 is summarized as follows:
		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise	Contractual	Aggregate
	Underlying	Price per	Life in	Intrinsic
	Options	Share	Years	Value
Balance outstanding - August 31, 2011	3,000,000	$0.32	4.6	$725,764
Granted	500,000	0.27	5.0	89,694
Exercised	-
Forfeited	-
Expired	-
Balance outstanding - December 31, 2011	3,500,000	$0.31	4.7	$815,458
Currently exercisable — December 31, 2011	-	$0.00		$-

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
December 31, 2011
(Unaudited)

The weighted average grant-date fair value of options granted during the four months ended December 31, 2011 was $0.27 per share.

Restricted Stock Awards

At December 31, 2011, our employees and directors held 1.95 million restricted shares of our common stock that vest over the service period of up to three years. The restricted stock awards were valued based on the closing price of our common stock on the measurement date, typically the date of grant, and compensation expense is recorded on a straight-line basis over the restricted share vesting period.

The following table summarizes the restricted stock awards activity during the four months ended December 31, 2011:
		Weighted
		Average Grant
		Date Fair
	Number of	Value per
	Shares	Share
Balance outstanding — August 31, 2011	1,200,000	$0.32
Granted	750,000	0.29
Vested	0	-
Forfeited	0	-

Balance outstanding — December 31, 2011	1,950,000	$0.31
Total grant date fair value of shares vesting during the period	0	$-

Non-cash stock-based compensation expense was $141,324 for the four months ended December 31, 2011, and $74,772 for the year ended August 31, 2011.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04), which amends ASC 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards (IFRS). ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The adoption of this standard is not expected to impact the Company’s results of operations, cash flows or financial position.

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
December 31, 2011
(Unaudited)

Note 3 - Investments

Investment in Joint Venture Entities - Sold

As reported in the Company’s Form 8K filed with the SEC on November 5, 2010, the Company closed on an agreement with its former joint venture partner, Cia. Mexicana de Gas Natural, S.A. de C.V., to sell all of the Company’s shares in Fermaca LNG de Cancun, S.A. de C.V. and Fermaca Gas de Cancun, S.A. de C.V. for a total amount of $1,000,000 of which $50,000 was paid upon entry into the sale agreement, $150,000 of which was paid at the close of the transaction, $120,000 of the next $150,000 was paid as of February 28, 2011 with the remaining $30,000 paid in March, 2011.   Because the Company is no longer involved in any downstream oil and gas activities, and because the Company has no further involvement in the joint ventures, the amounts related to the joint ventures have been reclassified to discontinued operations in accordance with GAAP. The next installment of $150,000 was due on May 1, 2011 and the following $150,000 installments were due on August 1, 2011 and November 1, 2011.  The final payment of $200,000 was due February 1, 2012.  Currently, none of these installments have been paid.  No interest accrues on the installments; however, the contract provides for 7% interest to be paid on late payments.  Management is currently negotiating an extended repayment schedule; however, there is no certainty that all or any of the installments will be paid.  We have recognized payments as gain on the sale of the joint venture investment as the sales proceeds are received.  Because the sale of the joint venture interests ended the Company’s investments in pipeline and LNG infrastructure, the gain from the sale and the impairment losses have been reclassified to discontinued operations.  As of December 31, 2011, the unrecorded present value of the $650,000 cannot be determined because the timing of the payments, if any, is uncertain.

Investments in oil and gas properties

Colombia CPO-4

In July 2010, the Company acquired from SK Innovation, subject to regulatory approval, an undivided twelve and one-half percent (12.5%) participating interest in the CPO-4 block located in the Llanos Basin of Colombia.  Block CPO-4 consists of 345,592 gross acres (43,200 net) and is located approximately 70 miles southeast of Bogotá.  This block is operated by SK Innovation.  Approximately 530 square kilometers of 3-D seismic data has been acquired and interpreted in the northern portion of the acreage. Interpretation and study of this seismic data is ongoing.  Tamandua-1, the first well drilled on CPO-4, was spudded in July 2011.  In April 2012, Tamandua-1 was temporarily abandoned to allow re-entry for future testing and evaluation. The Company and the other working interest owners moved the rig to the Cachirre location and began drilling on May 18, 2012. In June 2012, SK Innovation and the Company elected to abandon the Cachirre #1 well.  In September 2012, drilling operations commenced on the Zorro Gris well, the third well on Block CPO-4.  As of December 31, 2011, management believed that no impairment of this property existed.  See “Note 10 - Subsequent Events”.

The assignment to the Company of the interest in CPO-4 is conditioned upon the approval by ANH, the National Hydrocarbon Agency of Colombia, and the Republic of Korea. To date, we have not obtained the written approvals from the Republic of Korea or the ANH. The approval from the Republic of Korea will be requested after the Company has received the approval from the ANH. The farmout agreement with SK Innovation, as amended, requires these approvals by October 31, 2012. Pursuant to the existing farmout with SK Innovation, if the Company does not receive the approvals by October 31, 2012, the agreement calls for a thirty day grace period during which the Company and SK Innovation have agreed to meet to discuss possible amendments to the farmout agreement which would facilitate, or avoid the need for, the approvals.   As SK Innovation has already extended the arbitrary cut-off date set forth in the farmout agreement three times, including the most recent extension to October 31, 2012, we believe that the Company and SK Innovation have a good working relationship.  If the Company and SK Innovation are unable to agree upon any additional amendments during such thirty day grace period, SK Innovation has the right to terminate the farmout agreement. If SK Innovation elects to exercise its termination right as the result of the failure to obtain the written approvals from the ANH or the Republic of Korea, the Company’s interest in Block CPO-4 will be deemed re-assigned back to SK Innovation, and the Company will have the right to have returned any amounts paid under the farmout agreement, without interest ($9,309,003 has been paid through December 31, 2011).

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
December 31, 2011
(Unaudited)

This amount would be refundable if SK Innovation elects to exercise its termination rights.  In such event, our business would be materially adversely affected.

Impairment

In June 2012, the Company announced that a determination had been made to cease efforts to test and complete the Tamandua #1 well on the CPO-4 prospect in Colombia.  Also in June 2012, the Company announced that a determination had been made to cease efforts to complete the Cachirre #1 well on the CPO-4 prospect in Colombia.  As a result of these determinations, the Company recorded an impairment charge of $8,436,144 to write off costs attributable to the drilling of the Tamandua #1 well and the Cachirre #1 well on the Company’s CPO-4 block.  These impairment charges are not reflected in the financial statements presented in this Report, however are reflected in the financial statements presented in the Company’s June 30, 2012 Form 10-Q.  See “Note 10 – Subsequent Events.”

Peru Z-46

In July 2010, the Company acquired from SK Innovation, subject to regulatory approval, an undivided forty percent (40%) participating interest in Block Z-46, an approximately 2.8 million acre offshore block in Peru.  Block Z-46 has over 5,600 km of reprocessed 2-D seismic data and two wells drilled by Repsol in the 1990’s that established the presence of hydrocarbons.  On December 30, 2010, we began acquiring approximately 2,900 kilometers of 2-D seismic data to further delineate prospects in anticipation of a focused 3-D seismic data acquisition in the future. During 2011, we acquired an additional 3,134 km of 2D seismic data to further delineate prospects in anticipation of a focused 3D acquisition in the future.  Based on this data, prospective drilling sites would be determined and site prep would begin as the proper environmental and other approvals have been obtained.

The assignment to the Company of the participation interest in Block Z-46 is conditioned upon the approval of the assignment by Perupetro.  On March 13, 2012, the Company received a certificate of qualification from Perupetro, which sets forth Perupetro’s determination that the Company has the legal, technical, economic, and financial capacity to assume the assignment from SK Innovation of the 40% working interest in Block Z-46.  The letter of qualification is an important milestone in the approval of the assignment, which is subject to official ratification and issuance of a Supreme Decree by the government of the Republic of Peru.  The farmout agreement with SK Innovation required approval from Perupetro by May 30, 2012. The Company and SK Innovation are working to further extend the deadline for approval based on Perupetro’s qualification described above.  As SK Innovation has already extended the arbitrary cut-off date set forth in the farmout agreement, including the most recent extension to May 30, 2012, we believe that the Company and SK Innovation have a good working relationship.    If the Company and SK Innovation are unable to agree upon any additional amendments during such thirty day grace period, SK Innovation has the right to terminate the agreement. If SK Innovation elects to exercise its termination right, the Company’s interest in Block Z-46 will be deemed re-assigned back to SK Innovation, and the Company will have the right to have returned any amounts paid under the farmout agreement, without interest ($5,586,941 has been paid through December 31, 2011, which would be refundable if SK Innovation elects to exercise its termination rights).   In such event, our business would be materially adversely affected.

Peru Block XXIV and TEA

The Company has also acquired an undivided 5% working interest in Block XXIV Peru and an undivided 2% working interest in the Peru TEAs.  The assignment to the Company of the interests in Block XXIV and the Peru TEA are also subject to the approval of Perupetro, along with certain governmental agencies of the Republic of Peru.  Until such time as the approvals are received, Upland is holding the Block XXIV and Peru TEA interests in escrow.  Upland has begun the process of obtaining the necessary approvals on behalf of the Company.

Block XXIV is located in the Sechura/Talara Basin in Peru.  Block XXIV consists of 276,137 gross acres (13,807 net) of which approximately 80,000 are offshore and 196,000 are onshore.  The offshore portion of the block is highly prospective.  During 2011, Upland acquired 200 km of 2D seismic data on Block XXIV which is currently in processing.   Going forward, we understand that Upland will conduct further geologic studies with the goal to determine two onshore seismically defined drilling locations during calendar year 2012 in seismically defined locations.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
December 31, 2011
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

At December 31, 2011, the Company does not have the cash or other resources to fund all of the committed costs described above, which are summarized below.  At December 31, 2011, the Company’s investment in oil and gas properties and estimated remaining calendar 2012 commitments are as follows:

	Total Costs at December 31, 2011	Estimated Commitment For the twelve months ending Dec. 31, 2012

Block XXIV and TEA – Peru	$4,306,367	$700,000
Block Z-46 – Peru	8,566,240	5,938,000
CPO-4 – Colombia	9,895,858	7,827,000
	$22,768,465	$14,465,000

As of December 31, 2011, management did record any impairment with respect to these properties.  (See Note 10 – “Subsequent Events.”)

Note 4 – Stockholders’ Equity

Preferred Stock

As of December 31, 2011, the Company has authorized 50 million shares of blank check preferred stock, none of which are issued and outstanding.  Our board of directors has the authority, without action by the shareholders, to designate and issue preferred stock in one or more series.  Our board of directors may also designate the rights, preferences, and privileges of each series of preferred stock.

Common Stock

As of December 31, 2011, the Company had 460,267,726 shares of its $0.001 par value common stock issued and outstanding.  The following schedule is a summary of the transactions in the Company’s common stock since August 31, 2011:

Total shares issued and outstanding as of August 31, 2011:		454,667,726
Shares previously subscribed for services rendered	September, 2011	5,100,000
Shares issued for services to be rendered	November, 2011	500,000
Total shares issued and outstanding as of December 31, 2011:		460,267,726

Note 5 – Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has incurred tax net operating losses of approximately $17,535,000 as of December 31, 2011 which commence expiring in 2023 if not previously utilized. In accordance with GAAP, the Company is required to compute tax asset benefits for net operating loss carry-forwards. The potential benefit of net operating losses has been offset by a valuation allowance in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
December 31, 2011
(Unaudited)

The valuations of the tax loss carryforward and the valuation allowance thereon were as follows:

	Period ended
	December 31, 2011	August 31, 2011
Net operating loss carry forward benefit	$5,962,063		$5,558,982
Stock-based compensation expense	73,473		25,422
Impairment loss	544,411		544,411
Total deferred tax asset	6,579,947		6,128,815
Less: Valuation allowance	(6,579,947)		(6,128,815)
Net deferred tax asset	$-	$	- .

A reconciliation between the Company’s effective tax rate and the U.S. statutory tax rate is as follows:

	Period ended .
	December 31, 2011	August 31, 2011
Provision for taxes (benefit) at U.S. statutory rate	$(451,132)	$(4,955,065)
Increase in deferred tax asset valuation allowance	451,132	4,955,065 .
Effective taxes	$-	$-
Effective tax rate	0%	0%

At December 31, 2011, the Company had approximately $17,535,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income.  The federal net operating loss carryforwards expire on various dates from 2023 through 2031. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances.  Events which may cause limitations in the amount of net operating losses the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent over a three-year period.

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

Note 6 – Loans Payable to Related Parties

Notes payable to related parties consists of the following as of December 31, 2011 and August 31, 2011:

Unsecured loans to related parties                             $     26,574

Two stockholders and former directors of the Company provided these loans.  The loans are non-interest bearing, unsecured and payable upon demand.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
December 31, 2011
(Unaudited)

Note 7 – Shareholder Loans Payable and Accrued Interest

Unsecured loans and accrued interest payable to shareholders at December 31, 2011 and August 31, 2011:
	December 31, 2011	August 31, 2011
Short-term debt	$-	$1,400,000
Less: total note discount for stock issued	-	(623,232)
Add: amortization of note discount	-	512,955
Add: accrued interest	-	99,911
Total shareholder loans payable and accrued interest	$-	$1,389,634

During the four months ended December 31, 2011, the Company used cash of $1,400,000 to retire this debt.

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

The weighted average interest rates on shareholder loans payable based on the face amount of the debt at December 31, 2011 and August 31, 2011 were 0% and 8.0%, respectively.

Note 8 - Commitments and Contractual Obligations

Oil and Gas Investment Commitments

Colombia Block CPO-4

Tamandua-1 was the first well drilled on CPO-4.  The Company and other working interest owners moved the drilling rig to the Cachirre location and began drilling on May 18, 2012.  The Cachirre well had an expected total depth of approximately 9,500 feet. In June 2012, SK Innovation and the Company elected to abandon the Tamandua-1 well and the Cachirre well.  See “Note 10 - Subsequent Events”. Our estimated commitment as of December 31, 2011 on Block CPO-4 for the twelve months ending December 31, 2012 was approximately $7.8 million.

Peru Block Z-46

In December 2011, the joint venture partners approved the work plan and budget for Z-46.  Pursuant to existing agreements, under the work plan and budget, as of December 31, 2011, our estimated obligation on Z-46 for the twelve months ending December 31, 2012 was approximately $5.9 million.

Peru Block XXIV and TEA

 Based on a rough cost estimate from Upland, our expected commitment for 2012 is estimated at $200,000.

Based on a rough cost estimate from Upland management, as of December 31, 2011, our estimated commitment for the twelve months ending December 31, 2012, was estimated at $500,000.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
December 31, 2011
(Unaudited)

Note 9 - Related Party Transactions

In November 2011, the Company entered into an employment agreement with Mr. David Pomerantz, the Company’s chief financial officer.  The initial term of the employment agreement began on November 1, 2011, will expire on July 11, 2012, and may be terminated at any time by the Company upon 30 days prior written notice.  Under the agreement, Mr. Pomerantz was to be paid an annual salary of $200,000 and may earn bonuses at the sole discretion of the board of directors and will be eligible to participate in the Company’s benefit plans.  As an inducement to enter into the employment agreement, Mr. Pomerantz was granted a five year option to purchase up to 500,000 shares of common stock at $0.27 per share and 200,000 shares of restricted stock at $0.27 per share pursuant to the Company’s 2011 Stock Incentive Plan.  Both the options and the restricted stock vest 1/3 annually, beginning on the first anniversary of the grant date.

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

The Company and James M. Askew entered into an amendment to his consulting agreement pursuant to which the Company will pay Mr. Askew a monthly cash fee of $10,000 per month, beginning September 1, 2011 until the expiration or termination of the agreement.  During the four months ended December 31, 2012, Mr. Askew was paid $40,000 under his agreement and the Company recognized $10,447 in travel and entertainment expenses paid or payable to Mr. Askew.

Rodeo Resources, Ltd. (“Rodeo”), an affiliate of Jim Ford, our executive vice president of development, was paid $12,586 in general and administrative expenses during the four  months ended December 31, 2011.  On April 11 and 17, Rodeo loaned the company a total of $200,000 which was then paid to SK Innovation Co, Ltd. (“SK”) for accounts payable to SK.  On April 19, 2012, the Company repaid the loan plus $20,000 in cash interest expense.  On June 4, 2012, the board of directors authorized the issuance of 2,500,000 shares of the Company’s restricted common stock valued at $200,000 to Rodeo in consideration for making the loan.  The company recognized this as additional interest expense.  The effective annual interest rate for this loan was 600% for the cash interest and 6,600% for the total interest expense.

Note 10 – Subsequent Events

Sale of restricted common shares

On April 19 and April 20, 2012, the Company consummated a private offering under Section 4(2) of the Securities Act of 1933, as amended, pursuant to which it sold to accredited investors 88,250,000 unregistered shares of its common stock at a purchase price of $0.08 per share for gross proceeds of $7,060,000 and net proceeds of $6,838,354.

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
December 31, 2011
(Unaudited)

Also in June 2012, the Compensation Committee of the Board of Directors awarded Mr. Connally a cash bonus of $450,000 and a ten-year option to purchase up to 3 million shares of common stock at an exercise price of $0.08 per share pursuant to Mr. Connally’s employment agreement.  The Compensation Committee also awarded each of Messrs. Ford, Miller, and Fluker cash bonuses of $100,000 and ten-year options to purchase up to 1 million shares of common stock at an exercise price of $0.08 per share pursuant to their respective employment agreements.   Our two independent directors were each awarded ten-year options to purchase up to 1 million shares of common stock at an exercise price of $0.08 per share.

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

Tamandua-1

In April 2012, Tamandua #1, the first well drilled on Block CPO-4, was temporarily abandoned to allow re-entry for future testing and evaluation.

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

Impairment

In June 2012, the Company announced that a determination had been made to cease efforts to test and complete the Tamandua #1 well on the CPO-4 prospect in Colombia.  Also in June 2012, the Company announced a determination had been made to cease efforts to complete the Cachirre #1 well.  As a result of these determinations, the Company recorded an impairment charge of $8,436,144 to write of costs attributable to the drilling of the Tamandua #1 well and the Cachirre #1 well on the Company’s CPO-4 block.  These charges will be reflected in the Company’s June 30, 2012 Form 10-Q.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
December 31, 2011
(Unaudited)

Entry into Farmout Agreements

VIM-2

As reported in its Form 8-K filed with the SEC on August 20, 2012, on August 17, 2012, the Company entered into a definitive farmout agreement with SK Innovation Co. LTD, pursuant to which the Company, through its wholly owned subsidiary Gulf United Energy del Colombia Ltd., acquired from SK Innovation an undivided fifty percent (50%) participation interest in Block VIM-2, subject to the approval of the Republic of Korea.  SK Innovation will hold the remaining 50% of the participation interests in Block VIM-2.  The Company has agreed to pay 75% of all past costs and expenses on Block VIM-2 of $704,225.

VIM-2 is a 148,513 acre block in the Lower Magdalena Valley in northwest Colombia.  SK Innovation operates the block.  The working interest partners plan to acquire 120 km. of 2D seismic data during calendar year 2013.

SSJN-5

As reported in its Form 8-K filed with the SEC on August 20, 2012, on August 16, 2012, the Company entered into a definitive farmout agreement with SK Innovation Co. LTD, pursuant to which the Company, through its wholly owned subsidiary Gulf United Energy del Colombia Ltd., acquired from SK Innovation an undivided forty percent (40%) participation interest in Block SSJN-5, subject to the approval of the ANH, the National Hydrocarbon Agency of Colombia and the Republic of Korea.  SK Innovation will hold the remaining 60% of the participation interests in Block SSJN-5.  SSJN-5 is a 570,452 acre block in the Lower Magdalena Valley in northwest Colombia.  SK Innovation serves as operator on the block.  The partners have acquired 500 sq. km. of 3D seismic on the block and are currently drilling the Cañaguate-1 well (spudded late July, 2012).  The well has a target total depth of 12,000 ft.  The primary objective is the Middle Porquero formation with secondary objectives of the Upper Porquero and the Lower Porquero formations.

Short-term loan

In October 2012, Rodeo advanced the Company an aggregate of $100,000, the proceeds of which were used to pay SK Innovation for amounts due and for working capital purposes. The Company expects to repay the loans within 30 days plus $10,000 in cash interest. The effective annual interest cannot be determined at this time because the loan repayment date in unknown.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
December 31, 2011
(Unaudited)

Note 11 – Supplemental Disclosures – Consolidated Statements of Cash Flows

Supplemental Disclosure of Non-Cash, Investing and Financing Activities:

	Four months ended December 31,		Period From Inception Through
	2011	2010	December 31, 2011

Investment advances paid from shareholder loans	$-	$-	$1,263,985
Capital stock issued for investment in joint venture projects	$-	$-	$687,225
Capital stock issued or subscribed for expenses	$-	$256,500	$9,898,605
Capital stock issued for prepaid expenses	$58,500	$132,000	$58,500
Capital stock issued for oil and gas properties	$-	$90,000	$3,646,000
Capital stock issued or subscribed in connection with short-term notes	$-	$912,138	$1,809,023
Interest forgiven on shareholder loan payable	$-	$-	$631,444
Capital stock issued in conversion of shareholder loan	$-	$-	$400,000
Capital expenditures acquired with accounts payable	$-	$-	$31,282

Settlement of loan payable by assignment of investment:
Loan payable	$-	$-	$(200,000)
Investment	$-	$-	$200,000
Warrants issued for non-employee compensation	$-	$-	$455,178
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$112,000	$28,673	$567,178
Income taxes	$-	$-	$-

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On August 30, 2012, our Board of Directors changed our fiscal year end from August 31 to December 31. This change will better align our financial reporting with our operational and budgeting cycle and with other industry participants. We are reporting the results for our four-month transitional period from September 1, 2011 to December 31, 2011 in this Transition Report on Form 10-Q. Going forward, our fiscal quarters will end on the last day of March, June, September and December each year.

The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared on the accrual basis of accounting, whereby revenues are recognized when earned, and expenses are recognized when incurred. These consolidated financial statements as of December 31, 2011, and for the four months ended December 31, 2011 are unaudited.  In the opinion of management, such financial statements include the adjustments and accruals necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements as of December 31, 2011 and for the four months ended December 31, 2011.  You should read this discussion and analysis together with such financial statements and the notes thereto.

Our Properties

The following is a brief summary of our properties as of December 31, 2011(1):

Property	Gross Acres	Net Acres	Working Interest(2)	Operator
Colombia Properties
Block CPO-4	345,592	43,200	12.5%	SK Innovation

Peru Properties
Block Z-46	2,803,411	1,121,411	40.0%	SK Innovation
Block XXIV	276,137	13,807	5.0%	Upland
TEA Area I, II, III, IV	40,321,163	806,423	2.0%	Upland

(1)  In August 2012, the Company acquired undivided fifty percent (50%) participation interest in Block VIM-2, subject to the approval of the Republic of Korea.  VIM-2 is a 148,513 acre block in the Lower Magdalena Valley in northwest Colombia. Also in August 2012, the Company acquired an undivided forty percent (40%) participation interest in Block SSJN-5, subject to the approval of the ANH, the National Hydrocarbon Agency of Colombia and the Republic of Korea.  SSJN-5 is a 570,452 acre block in the Lower Magdalena Valley in northwest Colombia.

(2)  The assignment of the working interests in Block Z-46, Block XXIV, and the Peru TEA are subject to the approval of PeruPetro S.A. and the Peruvian government; the assignment of our interests in Block CPO-4, are subject to the approval of ANH, the National Hydrocarbon Agency of Colombia and the Republic of Korea.

Block CPO-4 - Block CPO-4 is located in the Llanos Basin of Colombia. Block CPO-4 consists of 345,592 gross acres (43,200 net) and is located approximately 70 miles southeast of Bogotá.  This block is operated by SK Innovation.  Approximately 530 square kilometers of 3-D seismic data has been acquired and interpreted in the northern portion of the acreage.  The operator has commenced drilling on the third well on Block CPO-4.   The assignment to the Company of the interest in CPO-4 is conditioned upon the approval by ANH, the National Hydrocarbon Agency of Colombia, and the Republic of Korea. To date, we have not obtained the written approvals from the Republic of Korea or the ANH. The approval from the Republic of Korea will be requested after the Company has received the approval from the ANH. The farmout agreement with SK Innovation, as amended, requires these approvals by October 31, 2012. Pursuant to the existing farmout with SK Innovation, if the Company does not receive the approvals by October 31, 2012, the agreement calls for a thirty day grace period during which the Company and SK Innovation have agreed to meet to discuss possible amendments to the farmout agreement which would facilitate, or avoid the need for, the approvals.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

As SK Innovation has already extended the arbitrary cut-off date set forth in the farmout agreement three times, including the most recent extension to October 31, 2012, we believe that the Company and SK Innovation have a good working relationship.  If the Company and SK Innovation are unable to agree upon any additional amendments during such thirty day grace period, SK Innovation has the right to terminate the farmout agreement. If SK Innovation elects to exercise its termination right as the result of the failure to obtain the written approvals from the ANH or the Republic of Korea, the Company’s interest in Block CPO-4 will be deemed re-assigned back to SK Innovation, and the Company will have the right to have returned any amounts paid under the farmout agreement, without interest ($9,309,003 has been paid through December 31, 2011).The Company’s obligation on this property for the 12 months ending December 31, 2012 is approximately $7.8 million and $4.4 million for 2013.

Block Z-46.  Block Z-46 is located in the Trujillo Basin offshore Peru.  Block Z-46 consists of 2,803,411 gross acres (1,121,411 net) and is located in northern Peru.  Water depths on the block range from 50 meters to 1000 meters.  This block is operated by SK Innovation.  Gulf United and our Block Z-46 partner have reprocessed 5,600 kilometers of 2-D seismic data.

On December 31, 2010, we began acquiring an additional 2,904 kilometers of infill 2-D seismic data focused in the southern portion of the block where several 2-D defined Tertiary prospects are stacked with 2-D defined Paleozoic prospects.  Based on the results of the new 2-D seismic data, we plan to acquire 3-D seismic data in calendar year 2012 to be used in the selection of drilling locations.  No independent engineering estimates have been prepared at this time.  In December 2011, the joint venture partners approved the work plan and budget for Z-46.  The assignment to the Company of the participation interest in Block Z-46 is conditioned upon the approval of the assignment by Perupetro.  On March 13, 2012, the Company received a certificate of qualification from Perupetro, which sets forth Perupetro’s determination that the Company has the legal, technical, economic, and financial capacity to assume the assignment from SK Innovation of the 40% working interest in Block Z-46.  The letter of qualification is an important milestone in the approval of the assignment, which is subject to official ratification and issuance of a Supreme Decree by the government of the Republic of Peru.  The farmout agreement with SK Innovation required approval from Perupetro by May 30, 2012. The Company and SK Innovation are working to further extend the deadline for approval based on Perupetro’s qualification described above.  As SK Innovation has already extended the arbitrary cut-off date set forth in the farmout agreement, including the most recent extension to May 30, 2012, we believe that the Company and SK Innovation have a good working relationship.    If the Company and SK Innovation are unable to agree upon any additional amendments during such thirty day grace period, SK Innovation has the right to terminate the agreement. If SK Innovation elects to exercise its termination right, the Company’s interest in Block Z-46 will be deemed re-assigned back to SK Innovation, and the Company will have the right to have returned any amounts paid under the farmout agreement, without interest ($5,586,941 has been paid through December 31, 2011, which would be refundable of SK Innovation elects to exercise its termination rights).   In such event, our business would be materially adversely affected.  Pursuant to existing agreements, under the work plan and budget, our current obligation on Z-46 during calendar year 2012 is approximately $5.9 million and 23.8 million in 2013.

Block XXIV.  Block XXIV is located in the Sechura/Talara Basin in Peru.  Block XXIV consists of 276,137 gross acres (13,807 net) of which approximately 80,000 are offshore and 196,000 are onshore.  The offshore portion of the block is highly prospective.  During 2011, Upland acquired 200 km of 2D seismic data on Block XXIV which is currently in processing.  Going forward, we understand that Upland will conduct further geologic studies to prepare to drill two onshore wells during calendar 2012 in seismically defined locations. Based on information from the operator, our estimated current obligation on Block XXIV is approximately $200,000.

TEA I, II, III, IV.  Technical Evaluation Areas I, II, III, and IV of the Peru TEA are contiguous blocks that together comprise 40,321,163 gross acres (806,423 net).  The Peru TEA runs south on the western flank of the Andes Mountains from the border with Ecuador to near Lima.  This greenfield opportunity will require geological evaluation, including the acquisition of aeromagnetic survey and 2-D seismic data, before we evaluate drilling opportunities.  During 2011, Upland completed a gravity aeromagnetic and satellite imaging study on the TEA which will be used to narrow the areas of interest for further geologic study.  Based on information from the operator, our estimated current obligation on the TEA’s is approximately $500,000.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

Results of Operations for Four Months Ended December 31, 2011

We have not earned any revenues during the period from inception through December 31, 2011. We have not attained profitable operations and are, therefore, dependent upon obtaining additional debt or equity financing. If we are unable to obtain additional financing, there is substantial doubt that we will be able to continue as a going concern.

Set forth below is a summary of our commitments under existing agreements as of December 31, 2011:

Contractual Obligations	Payments due by period (in thousands)
	Twelve months ending December 2012		Twelve months ending December 2013		Twelve months ending December 2014	Total
Commitments under employment agreements	$1,524		$1,079		$456	$3,059
Commitments under consulting contracts	182		182		182	546
Commitments under participation and farmout agreements:
Block CPO-4	7,827	(1)	4,420	(2)	-	12,247
Block Z-46	5,938	(3)	23,835	(4)	-	29,773
Block XXIV	200		-		-	200
Peru TEA	500		-		-	500
Total	$16,171		$29,516		$638	$46,325

(1)	Includes estimated drilling costs of $4.0 million for the first two wells, approximately $3.1 million for the third well, and an estimated $727,000 for joint operating costs.
(2)
The 2013 obligation includes $2.24 million for 3-D seismic expense and $1.7 million for seismic acquisition costs incurred subsequent to July 31, 2010 owed to Houston American Energy 30 days after ANH approval, and estimated joint operating costs of approximately $480,000.

(3)	The current obligation on Block Z-46 includes $4.5 million for seismic acquisition costs, $863,000 in value added tax and $575,000 in joint operating costs.
(4)
The 2013 estimated obligation on Block Z-46 includes a payment of $2.9 million for past costs due to SK Innovation 30 days after final approval of interest transfer.  Based on the current work program, the estimated obligation on Z-46 for calendar 2013 includes an estimated $16.5 million for the 3-D seismic acquisition, an estimated $1.4 million in joint operating costs and an estimated $3.0 million for VAT.

In addition to the above obligations, in August 2012, the Company acquired interests in two additional properties in Colombia, Block VIM-2 and Block SSJN-5.  We believe that our obligations with respect to these interests will be approximately $7.0 million in 2012 and $35.3 million in 2013.

Liquidity and Capital Resources

At December 31, 2011, the Company has current assets of $2,251,449, current liabilities of $1,409,526, and a resulting working capital surplus of $841,923.  At December 31, 2011, we estimated that we would spend approximately $19.7 million comprised of the following: (i) $14.5 million to fund obligations under existing farmout and participation agreements, (ii) $1.7 million to fund obligations under existing employment and consulting agreements, and (iii) an estimated $3.5 million for general working capital purposes.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

We also estimated that we would need approximately $32.3 million to fund our obligations during calendar 2013, comprised of the following (a) $4.42 million to fund obligations under our CPO-4 agreement; (b) $23.8 million to fund obligations under the Z-46 farmout, (c) $1.3 million to fund obligations under existing employment and consulting agreements, and (d) an estimated $2.8 million for general working capital purposes.  As a result, as of December 31, 2011, we estimated that we would need to raise approximately $52 million ($6.8 million of which was raised in April 2012) during 2012 and 2013 to fund these expenditures.

Additionally, our business strategy is to acquire additional oil and gas interests in Colombia and Peru should attractive opportunities be identified.  As of December 31, 2011, we determined that if we identify additional potential acquisitions and/or if our drilling programs are successful and additional wells are drilled, we would need to raise significantly more than $52 million ($6.8 of which was raised in April 2012) to fund the acquisition and/or the accelerated drilling program.  In August 2012, the Company acquired an undivided fifty percent (50%) participation interest in Block VIM-2, and an undivided forty percent (40%) participation interest in Block SSJN-5.  As a result, we estimate that we will need to raise an additional $42.3 million to fund our obligations under these blocks during the periods ending December 31, 2012 and 2013.

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

Results of Operations

Four months ended December 31, 2011, compared to four months ended December 31, 2010

($ in Thousands)	December 31,
	2011	2010
Revenue	$-	$-

Office and other	21	3
Depreciation expense	8	7
Salary and related expenses	669	372
Professional fees	435	428
Consulting	110	8,069
Travel	89	14
Shareholder loan and other interest	-	738
Total expense	1,332	9,631
Interest income	(5)	-
Gain on sale of joint venture investment	-	(200)
Net loss for the period	$(1,327)	$(9,431)

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

Operating Expenses

For the four months ended December 31, 2011, operating expenses decreased $8,299,000 as compared to the same four months in 2010. The decrease occurred primarily due to the decreased consulting and interest expense, offset by increased salary and related expenses and travel expenses.

Net Loss

The Company incurred a net loss of $1,327,000 for the four months ended December 31, 2011 which is $8,104,000 less than the net loss of $9,431,000 incurred for the four months ended December 31, 2010.  The decreased loss is due to the changes in expenses noted above offset by the gain on sale of joint venture investment recognized in 2010.

Net Loss Applicable to Common Shareholders

For the four months ended December 31, 2011 and 2010, our net loss per share was $0.00 and $0.03, respectively.

Cash flows

For the four months ended December 31, 2011, the Company's operating activities used cash of $1,064,253 compared to net cash used of $1,345,287 for the four months ended December 31, 2010.  During the current four months, investing activities used cash of $2,584,705 for investment in oil and gas properties versus $4,386,052 for the comparable period in 2010.  The Company's financing activities used cash of $1,400,000 to pay short-term notes payable in the four months ended December 31, 2011, compared to $5,832,000 net cash provided by shareholder loans and sale of restricted common stock in 2010.

For the period from inception-to-date, the Company used cash of $5,371,455 in operating activities, used $18,274,104 in investing activities and $25,848,258 was provided from financing activities.

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

Based upon the evaluation, the Company's principal executive officer and principal financial officer concluded that as of December 31, 2011, its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter covered by this report required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, the Company's principal executive officer and principal financial officer have determined that as of December 31, 2011, there were no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed under Item 1 of the Company’s Form 10-K filed with the United States Securities and Exchange Commission on November 29, 2011 and subsequent Form 10-Q filings.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1
Amendment No. 2 to Farmout Agreement, dated effective November 28, 2011, by and between SK Innovation Co., Ltd. (formerly SK Energy Co. Ltd.) and Gulf United Energy de Colombia, incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K for the fiscal year ended August 31, 2011 filed with the SEC on November 29, 2011.

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

101*
The following materials from Gulf United Energy, Inc.’s Transition Report on Form 10-Q for the four months ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 16, 2012	GULF UNITED ENERGY, INC. (Registrant)

/s/ John B. Connally III John B. Connally III Chief Executive Officer (Principal Executive Officer)

/s/ David Pomerantz David Pomerantz Chief Financial Officer (Principal Financial and Accounting Officer)