Form 10-Q
period 2012-06-30
Gulf United Energy, Inc.
filed 2012-10-16
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Former fiscal year August 31
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
(A Development Stage Company)

TABLE OF CONTENTS

Part I. Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets (unaudited) - June 30, 2012 and December 31, 2011	5

	Consolidated Statements of Operations and Comprehensive Loss (unaudited) - For the Three and Six Months Ended June 30, 2012 and 2011 and the Period From Inception (September 19, 2003) through June 30, 2012	6

	Consolidated Statements of Cash Flows (unaudited) - For the Six Months Ended June 30, 2012 and 2011 and the Period from Inception (September 19, 2003) through June 30, 2012	7

	Consolidated Statements of Changes in Stockholders' Equity (Deficiency) and Comprehensive Loss (unaudited) for the Period from Inception (September 19, 2003) through June 30, 2012	8

	Notes to the Consolidated Financial Statements (unaudited)	11

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4	Controls and Procedures	29

	Part II. Other Information

Item 1	Legal Proceedings	30

Item 1A	Risk Factors	30

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3	Defaults Upon Senior Securities	30

Item 4	Mining Safety Disclosures	30

Item 5	Other Information	31

Item 6	Exhibits	31

	Signatures	32

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUARTERLY REPORT
FINANCIAL STATEMENTS

June 30, 2012
(Unaudited)

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Unaudited)
ASSETS
Current Assets
Cash	$1,736,264	$2,202,699
Prepaid expenses	210,226	48,750
Total Current Assets	1,946,490	2,251,449

Fixed Assets:
Computer Equipment	25,391	25,391
Software License	62,563	62,563
Less: Accumulated Depreciation	(58,117)	(44,007)
Net Fixed Assets	29,837	43,947

Other Assets
Investments in oil and gas properties (Notes 3 and 8)	17,976,060	22,768,465
Total Other Assets	17,976,060	22,768,465

Total Assets	$19,952,387	$25,063,861

LIABILITIES
Current
Accounts payable and accrued liabilities	$256,254	$371,868
Accounts payable to operators of working interests	-	1,011,084
Loans payable related parties (Note 6)	26,574	26,574
Total Current Liabilities	282,828	1,409,526

Total Liabilities	282,828	1,409,526
STOCKHOLDERS' EQUITY
Preferred Stock, 50,000,000 shares authorized, none issued or outstanding	-	-
Common Stock
Authorized:
700,000,000 shares with a par value of $0.001
Issued and Outstanding:
551,517,726 as of June 30, 2012 and	551,518	460,268
460,267,726 as of December 31, 2011
Additional paid-in capital	50,605,656	43,464,689
Accumulated other comprehensive loss	(288)	(1,201)
Deficit Accumulated During The Development Stage	(31,487,327)	(20,269,421)
Total Stockholders' Equity	19,669,559	23,654,335

Total Liabilities and Stockholders' Equity	$19,952,387	$25,063,861

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

					Period From
					Inception
					(September 19, 2003)
	Three Months Ended June 30,		Six Months Ended June 30,		Through
	2012	2011	2012	2011	June 30, 2012

Revenues	$-	$-	$-	$-	$-

Cost of Sales	-	-	-	-	-

Gross Profit	-	-	-	-	-

General and administrative expenses	1,755,804	1,798,219	2,460,287	2,856,911	9,233,398
General and administrative expenses - related parties	36,407	-	103,089	-	9,284,940

Operating Loss	(1,792,211)	(1,798,219)	(2,563,376)	(2,856,911)	(18,518,338)

Other (Income) and Expense
Gain on settlement of debt	-	-	-	-	(3,333)
Interest expense	-	225,871	-	749,210	2,027,906
Interest expense - related parties	220,000	-	220,000	114,423	912,826
Impairment of oil and gas properties	8,436,144	-	8,436,144	-	8,436,144
Interest Income	(1,062)	(7,702)	(1,614)	(10,957)	(21,271)

Loss from continuing operations	(10,447,293)	(2,016,388)	(11,217,906)	(3,709,587)	(29,870,610)
Gain (Loss) from discontinued operations	-	-	-	150,000	(1,616,717)
Net Loss	$(10,447,293)	$(2,016,388)	$(11,217,906)	$(3,559,587)	$(31,487,327)

Basic And Diluted Loss per share
from continuing operations	$(0.02)	$-	$(0.02)	$(0.04)	$(0.24)

Basic And Diluted Loss per share
from discontinued operations	$-	-	$-	$-	$(0.01)

Basic And Diluted Net Loss per share	$(0.02)	$-	$(0.02)	$(0.03)	$(0.25)

Weighted Average Shares Outstanding	530,753,837	454,667,726	495,123,495	428,524,200	121,709,017

Comprehensive Income (Loss)
Net Loss	$(10,447,293)	$(2,016,388)	$(11,217,906)	$(3,559,587)	$(31,487,327)
Currency exchange gain (loss)	461	(346)	913	(346)	(288)
Net Comprehensive Loss	$(10,446,832)	$(2,016,734)	$(11,216,993)	$(3,559,933)	$(31,487,615)

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

			Period From
			Inception
			(September 19, 2003)
	Six Months Ended June 30,		Through
	2012	2011	June 30, 2012
Cash Flows From Operating Activities
Net loss for the period	$(11,217,906)	$(3,559,587)	$(31,487,327)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation expense	14,110	11,044	58,117
Common stock issued for prepaid expenses/services	36,667	-	36,667
Expenses/services paid by issuance of common stock	200,000	698,300	10,241,000
Accrued interest added to shareholder loans	-	-	631,444
Stock-based compensation	230,969	-	447,065
Loan discount amortization	-	1,278,726	1,809,023
Non-cash portion of interest expense	-	-	3,333
Gain on settlement of debt	-	-	(3,333)
Foreign currency translation loss	913	346	(288)
Impairment of investment in joint venture projects	-	-	1,951,210
Impairment of oil and gas properties	8,436,144	-	8,436,144
Change in operating assets and liabilities
Payroll taxes receivable	-	39,153	-
Prepaid expenses	(158,143)	(26,997)	(148,393)
Accounts payable and accrued liabilities	(115,614)	(420,297)	81,023
Net cash used by operating activities	(2,572,860)	(1,979,312)	(7,944,315)
Cash Flows From Investing Activities
Capital Expenditures	-	(8,853)	(87,954)
Investment in oil and gas projects	(4,654,823)	(6,229,720)	(22,590,973)
Advances to and investment in joint venture properties	-	-	(250,000)
Net cash used by investing activities	(4,654,823)	(6,238,573)	(22,928,927)

Cash Flows From Financing Activities
Proceeds from sale of common stock	6,761,248	24,964,119	33,196,917
Proceeds of bridge financing	-	-	3,800,000
Principal payment on bridge financing	-	-	(3,800,000)
Increase in loans payable to related parties	-	-	226,574
Principal payments on shareholder loans	-	-	(5,539,685)
Shares issued for discount in shareholder notes payable	-	(623,232)	-
Payments on shareholder loans	-	(7,338,843)	4,725,700
Net cash provided by financing activities	6,761,248	17,002,044	32,609,506
(Decrease)/Increase In Cash During The Period	(466,435)	8,784,159	1,736,264
Cash, Beginning Of Period	2,202,699	120,340	-

Cash, End Of Period	$1,736,264	$8,904,499	$1,736,264

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss
Period from Inception (September 19, 2003) through June 30, 2012
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
Period from Inception (September 19, 2003) through June 30, 2012
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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss
Period from Inception (September 19, 2003) through June 30, 2012
(Unaudited)

						DEFICIT
					ACCUMULATED	ACCUMULATED
	COMMON SHARES		ADDITIONAL	COMMON	OTHER	DURING THE
		PAR	PAID-IN	SHARES	COMPREHENSIVE	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	SUBSCRIBED	LOSS	STAGE	TOTAL

Capital stock issued for services:
September 2011 at $0.162 per share	5,100,000	5,100	819,500	(824,600)	-	-	-
November 2011 at $0.117 per share	500,000	500	58,000	-	-	-	58,500
Compensation expense paid by
stock option issuance	-	-	141,324	-	-	-	141,324
Net loss	-	-	-	-	-	(1,326,857)	(1,326,857)
Other comprehensive income -					-
Currency transalation adjustment					(1,172)		(1,172)
Total comprehensive loss	-	-	-	-	-	-	(1,328,029)
Balance, December 31, 2011	460,267,726	460,268	43,464,689	-	(1,201)	(20,269,421)	23,654,335
Capital stock issued for services:
June 2012 at $0.08 per share	500,000	500	39,500	-	-	-	40,000
Capital stock issued for cash:
April 2012 at $0.08 per share	88,250,000	88,250	6,672,998	-	-	-	6,761,248
Capital stock issued for interest expense:
June 2012 at $0.08 per share	2,500,000	2,500	197,500	-	-	-	200,000
Compensation expense paid by
stock option and grant issuance	-	-	230,969	-	-	-	230,969
Net loss	-	-	-	-	-	(11,217,906)	(11,217,906)
Other comprehensive income -
Currency transalation adjustment					913		913
Total comprehensive loss	-	-	-	-	-	-	(11,216,993)
Balance, June 30, 2012	551,517,726	$551,518	$50,605,656	$-	$(288)	$(31,487,327)	$19,669,559

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
 June 30, 2012
(Unaudited)

Note 1 – Organization and Basis of Presentation

Gulf United Energy, Inc. (“Gulf United” or the “Company”), together with its 100% owned subsidiaries, is an international oil and gas exploration company concentrating on opportunities in South America. The Company currently has limited operations and is a development stage company as defined by the Financial Accounting Standards Board (FASB) Accounting Standards for Development Stage Entities.   The Company was incorporated in the State of Nevada on September 19, 2003.   As of June 30, 2012, the Company’s asset portfolio included participation in two hydrocarbon exploration blocks operated by SK Innovation Co. Ltd. (“SK Innovation” – Formerly SK Energy, Ltd.).   In August 2012, the Company acquired interests in two additional hydrocarbon blocks operated by SK Innovation.  SK Innovation is a subsidiary of SK Innovation Group, one of South Korea’s top five industrial conglomerates.  SK Innovation is Korea’s largest petroleum refiner and is currently active in 29 blocks in 16 countries.  The Company also has a participating interest in Block XXIV Peru and the Peru TEA operated by Upland Oil and Gas.

On August 30, 2012, the Company’s board of directors changed the Company’s fiscal year end from August 31st to December 31st.  This change will better align the Company’s financial reporting with its operational and budgeting cycle and with our operating partners and other industry participants.  The Company’s fiscal quarters will now end on the last day of March, June, September and December each year.

Interim Financial Statements

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosures needed for a fair presentation may be determined in that context.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2011, filed on November 29, 2011.  The results of operations presented for the quarter ended June 30, 2012 are not necessarily indicative of the results to be expected for the year.  Interim financial data presented herein are unaudited.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $31,487,327 as of June 30, 2012, and further losses are anticipated in the development of our business raising substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company raised substantial equity and debt during the year ended August 31, 2011 and during the current year.  Notwithstanding, we do not have any credit facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts debt and equity financings.  There is no assurance that we can raise additional debt or equity capital from external sources.  The Company has no control over the amount of funds that it may receive in financings and the time frame in which they may be received. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
June 30, 2012
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
June 30, 2012
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

Impairment of Long-lived Assets

The Company evaluates impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered.  These events include market declines, decisions to sell an asset and adverse changes in the legal or business environment.  If events or circumstances indicate that a long-lived asset’s carrying value may not be recoverable, the Company estimates the future undiscounted cash flows from the asset for which the lowest level of separate cash flows may be determined, to determine if the asset is impaired.  If the total undiscounted future cash flows are less than the carrying amount for the asset, the Company estimates the fair value of the asset through reference to sales data for similar assets, or by using a discounted cash flow approach.  The asset’s carrying value is then adjusted downward to the estimated fair value.  These cash flow estimates and assumptions could change significantly either positively or negatively.  In June 2012, the Company announced that a determination had been made to cease efforts to test and complete the Tamandua #1 well and to cease efforts to complete the Cachirre #1 well on the CPO-4 prospect in Colombia.  As a result of the determination to cease efforts to complete the Tamandua #1 well and Cachirre #1 well, the Company recorded an impairment charge of $8,436,144 to write off costs incurred through June 30, 2012 attributable to the drilling of the two wells on the Company’s CPO-4 block.

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

As of June 30, 2012, the Company had oil and gas property investments in the amount of $17,976,060 that are excluded from depletion because reserves have not been proven to be associated with those properties.  If any proved reserves are found and when its quantity can be estimated, costs in excess of the present value of estimated future net revenues will be charged to impairment expense. The Company will apply the full cost ceiling test on a quarterly basis on the date of the latest consolidated balance sheet presented. It is not known at this time if any recoverable reserves of oil and gas exist.

In June 2012, the Company announced that a determination had been made to cease efforts to test and complete the Tamandua #1 well and to cease efforts to complete the Cachirre #1 well on the CPO-4 prospect in Colombia.  As a result of the determination to cease efforts to complete the Tamandua #1 well and Cachirre #1 well, the Company recorded an impairment charge of $8,436,144 to write off costs incurred through June 30, 2012 attributable to the drilling of the two wells on the Company’s CPO-4 block.

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
June 30, 2012
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

The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost related to oil and gas property accounts.  At June 30, 2012, the Company had no material asset retirement obligations.

Basic Loss per Share

The Company is required to provide basic and diluted earnings (loss) per common share information.  The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended June 30, 2012, there were no potentially dilutive securities issued, therefore, diluted net loss per common share equals basic net loss per share.  Common stock subscribed, if any, is not included in diluted earnings per share because the results would be anti-dilutive. In April 2011, the Company issued five-year warrants to purchase up to 1 million shares of common stock at an exercise price of $0.30.  In addition, in June 2011 the Company adopted the 2011 Stock Incentive Plan (the “2011 Plan”)  under which the Company may issue stock grants and stock options to Company employees, directors and consultants up to 45,000,000 shares which may not exceed 1,000,000 shares to any individual during any fiscal year.  These stock grants and stock options generally vest over a three-year period, beginning on the first anniversary from the date of each grant.  As of June 30, 2012, the Company has granted, to employees and independent directors of the Company, a total of 1,950,000 shares in restricted stock grants and stock options to purchase 3,500,000 shares at a weighted average exercise price of $0.14 per share.

Potential dilutive securities as of June 30, 2012 have been considered, but the potential dilutive effect of these securities is not believed to be material and would be anti-dilutive.  The Company reported net losses in the six months ended June 30, 2012 as well as a cumulative net loss; accordingly, the effects of any additional shares would be anti-dilutive.  The weighted average number of common and common equivalent shares outstanding was 495,123,495 and 428,524,200 for the six months ended June 30, 2012 and 2011, respectively.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Gulf United Energy, Inc. and its wholly-owned subsidiaries, Gulf United Energy del Peru, Ltd., Gulf United Energy Cuenca Trujillo, Ltd. and Gulf United Energy de Colombia, Ltd. as of June 30, 2012.  All significant inter-company transactions and balances have been eliminated in the consolidation.

Accounting for Uncertain Tax Positions

GAAP provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an entity’s financial statements.  GAAP requires an entity to recognize the financial statement impact of a tax position when it is more likely that not that the position will be sustained upon examination. The Company believes that all significant tax positions utilized by the Company will more likely than not be sustained upon examination.  As of the period ended June 30, 2012, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the fiscal year 2008 forward (with limited exceptions). Tax penalties and interest, if any, would be accrued as incurred and would be classified as tax expense in the consolidated statements of operations and comprehensive loss.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
June 30, 2012
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

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following summarizes the assumptions used in the option-pricing model and the method for determining the assumptions for the options issued in June and November 2011:

Method of Determining Assumptions
Risk-free rate	1.67%; 0.89%	U.S. treasury yield for 5-year treasury notes in effect at the award dates June 14, 2011 and November 1, 2011, respectively.
Expected years until exercise	5.00	Full option term
Expected stock volatility	100%; 94%	Historical Gulf United Energy, Inc. volatility at August 31, 2011 and November 1, 2011, respectively.
Dividend yield	-	Historical record and plan

In June 2012, the Compensation Committee of the Board of Directors awarded Mr. Connally a ten-year option to purchase up to 3 million shares of common stock at an exercise price of $0.08 per share pursuant to Mr. Connally’s employment agreement.  The Compensation Committee also awarded each Messrs. Ford, Miller, Fluker and Pomerantz ten-year options to purchase up to 1 million shares of common stock at an exercise price of $0.08 per share pursuant to their respective employment agreements.  Each of the Company’s independent directors, John N. Seitz and Thomas G. Loeffler, were also each awarded ten-year options to purchase up to 1 million shares of common stock at an exercise price of $0.08 per share. All of the options awarded described above were made under the Company’s 2011 Stock Incentive Plan, and vest equally over a period of three years beginning on the date of the grant.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
June 30, 2012
(Unaudited)

The following summarizes the assumptions used in the option-pricing model and the method for determining the assumptions for the options issued in June 2012:

Method of Determining Assumptions
Risk-free rate	1.67%;	U.S. treasury yield for 10-year treasury notes in effect at June 4, 2012.
Expected years until exercise	10.00	Full option term
Expected stock volatility	109%;	Historical Gulf United Energy, Inc. volatility at June 4, 2012.
Dividend yield	-	Historical record and plan

At June 30, 2012, total compensation cost related to non-vested options and awards granted to employees and independent directors not yet recognized is approximately $1.57 million and is expected to be recognized over a period of less than three years.

Information relating to stock options is summarized as follows:

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise	Contractual	Aggregate
	Underlying	Price per	Life in	Intrinsic
	Options	Share	Years	Value
Balance outstanding - December 31, 2011	3,500,000	$0.31	4.5	$-
Granted	9,000,000	0.08	10.0	-
Exercised	-
Forfeited	-
Expired	-
Balance outstanding - June 30, 2012	12,500,000	$0.14	8.5	$-
Currently exercisable — June 30, 2012	1,000,000	$0.31		$-

The weighted average grant-date fair value of options granted during the six months ended June 30, 2012 was $0.07 per share.

Restricted Stock Awards

At June 30, 2012, our employees and directors had been awarded 1.95 million restricted shares of our common stock that vest over the service period of up to three years. The restricted stock awards were valued based on the closing price of our common stock on the measurement date, typically the date of grant, and compensation expense is recorded on a straight-line basis over the restricted share vesting period.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
June 30, 2012
(Unaudited)

The following table summarizes the restricted stock awards activity during the six months ended June 30, 2012:

		Weighted
		Average Grant
		Date Fair
	Number of	Value per
	Shares	Share
Balance outstanding — December 31, 2011	1,950,000	$0.30
Granted	0	-
Vested	400,000	0.32
Forfeited	0	-
Balance outstanding — June 30, 2012	1,950,000	$0.30
Total grant date fair value of shares vesting during the period	400,000	$128,000

Non-cash stock-based compensation expense was $230,969 for the six months ended June 30, 2012, and $141,324 for the year ended December 31, 2011.

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

Note 3 - Investments

Investment in Joint Venture Entities - Sold

As reported in the Company’s Form 8K filed with the SEC on November 5, 2010, the Company closed on an agreement with its former joint venture partner, Cia. Mexicana de Gas Natural, S.A. de C.V., to sell all of the Company’s shares in Fermaca LNG de Cancun, S.A. de C.V. and Fermaca Gas de Cancun, S.A. de C.V. for a total amount of $1,000,000 of which $50,000 was paid upon entry into the sale agreement, $150,000 of which was paid at the close of the transaction, $120,000 of the next $150,000 was paid as of February 28, 2011 with the remaining $30,000 paid in March, 2011.   Because the Company is no longer involved in any downstream oil and gas activities, and because the Company has no further involvement in the joint ventures, the amounts related to the joint ventures have been reclassified to discontinued operations in accordance with GAAP. The next installment of $150,000 was due on May 1, 2011 and the following $150,000 installments were due on August 1, 2011 and November 1, 2011.  The final payment of $200,000 was due February 1, 2012.  As of the date of this report, none of these installments have been paid.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
June 30, 2012
(Unaudited)

No interest accrues on the installments; however, the contract provides for 7% interest to be paid on late payments.  Management is currently negotiating an extended repayment schedule; however, there is no certainty that all or any of the installments will be paid.  We have recognized payments as gain on the sale of the joint venture investment as the sales proceeds are received.  Because the sale of the joint venture interests ended the Company’s investments in pipeline and LNG infrastructure, the gain from the sale and the impairment losses have been reclassified to discontinued operations.  As of June 30, 2012, the unrecorded present value of the $650,000 in installments receivable cannot be determined because the timing of the payments, if any, is uncertain.

Colombia CPO-4

In July 2010, the Company acquired from SK Innovation, subject to regulatory approval, an undivided twelve and one-half percent (12.5%) participating interest in the CPO-4 block located in the Llanos Basin of Colombia.  Block CPO-4 consists of 345,592 gross acres (43,200 net) and is located approximately 70 miles southeast of Bogotá.  This block is operated by SK Innovation.  Approximately 530 square kilometers of 3-D seismic data has been acquired and interpreted in the northern portion of the acreage. Interpretation and study of this seismic data is ongoing.  Tamandua-1, the first well drilled on CPO-4, was spudded in July 2010.  Due to conditions in the wellbore, the working interest partners’ elected to abandon the bottom section of the well and discontinue testing of the well after inconclusive results in the C-7 and C-9 sands.  In April 2012, Tamandua-1 was temporarily abandoned to allow re-entry for future testing and evaluation. The Company and the other working interest owners moved the rig to the Cachirre location and began drilling on May 18, 2012.  In June 2012, SK Innovation and the Company elected to abandon the Cachirre #1 well.  In September 2012, drilling operations commenced on the Zorro Gris well, the third well on Block CPO-4.

The assignment to the Company of the interest in CPO-4 is conditioned upon the approval by ANH, the National Hydrocarbon Agency of Colombia, and the Republic of Korea. To date, we have not obtained the written approvals from the Republic of Korea or the ANH. The approval from the Republic of Korea will be requested after the Company has received the approval from the ANH. The farmout agreement with SK Innovation, as amended, requires these approvals by October 31, 2012. Pursuant to the existing farmout with SK Innovation, if the Company does not receive the approvals by October 31, 2012, the agreement calls for a thirty day grace period during which the Company and SK Innovation have agreed to meet to discuss possible amendments to the farmout agreement which would facilitate, or avoid the need for, the approvals.   As SK Innovation has already extended the arbitrary cut-off date set forth in the farmout agreement three times, including the most recent extension to October 31, 2012, we believe that the Company and SK Innovation have a good working relationship.  If the Company and SK Innovation are unable to agree upon any additional amendments during such thirty day grace period, SK Innovation has the right to terminate the farmout agreement. If SK Innovation elects to exercise its termination right as the result of the failure to obtain the written approvals from the ANH or the Republic of Korea, the Company’s interest in Block CPO-4 will be deemed re-assigned back to SK Innovation, and the Company will have the right to have returned any amounts paid under the farmout agreement, without interest ($13,359,003 has been paid through June 30, 2012).  In such event, our business would be materially adversely affected.

Impairment

In June 2012, the Company announced that a determination had been made to cease efforts to test and complete the Tamandua #1 and to cease efforts to complete the Cachirre #1 well on the CPO-4 prospect in Colombia.  As a result, the Company recorded an impairment charge of $8,436,144 to write off drilling costs attributable to the drilling of the Tamandua #1 and the Cachirre #1 well on the Company’s CPO-4 block.

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
June 30, 2012
(Unaudited)

Based on this data, prospective drilling sites would be determined and site prep would begin as the proper environment and other approvals have been obtained.  The assignment to the Company of the participation interest in Block Z-46 is conditioned upon the approval of the assignment by Perupetro.  On March 13, 2012, the Company received a certificate of qualification from Perupetro, which sets forth Perupetro’s determination that the Company has the legal, technical, economic, and financial capacity to assume the assignment from SK Innovation of the 40% working interest in Block Z-46.  The letter of qualification is an important milestone in the approval of the assignment, which is subject to official ratification and issuance of a Supreme Decree by the government of the Republic of Peru.  The farmout agreement with SK Innovation required approval from Perupetro by May 30, 2012. The Company and SK Innovation are working to further extend the deadline for approval based on Perupetro’s qualification described above.  As SK Innovation has already extended the arbitrary cut-off date set forth in the farmout agreement, including the most recent extension to May 30, 2012, we believe that the Company and SK Innovation have a good working relationship.    If the Company and SK Innovation are unable to agree upon any additional amendments during such thirty day grace period, SK Innovation has the right to terminate the agreement. If SK Innovation elects to exercise its termination right, the Company’s interest in Block Z-46 will be deemed re-assigned back to SK Innovation, and the Company will have the right to have returned any amounts paid under the farmout agreement, without interest ($5,586,941 has been paid through June 30, 2012).   In such event, our business would be materially adversely affected.

Peru Block XXIV and TEA

The Company has also acquired an undivided 5% working interest in Block XXIV Peru.  Under the terms of the amendment, the Company acquired an undivided 5% working interest in Block XXIV and an undivided 2% working interest in the Peru TEAs.  The assignment to the Company of the interests in Block XXIV and the Peru TEA are also subject to the approval of Perupetro, along with certain governmental agencies of the Republic of Peru.  Until such time as the approvals are received, Upland is holding the Block XXIV and Peru TEA interests in escrow.  Upland has begun the process of obtaining the necessary approvals on behalf of the Company.

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

At June 30, 2012, the Company does not have the cash or other resources to fund all of the costs described above, which are summarized below.  At June 30, 2012, the Company’s investment in oil and gas properties and estimated remaining fiscal 2012 commitments are as follows:

	Total Costs at June 30, 2012	Remaining 2012 Commitment

Block XXIV and TEA – Peru	$4,306,367	$700,000
Block Z-46 – Peru	8,711,832	6,072,000
CPO-4 – Colombia	13,394,005	3,366,000
	$26,412,204	10,138,000

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
June 30, 2012
(Unaudited)

Note 4 – Stockholders’ Equity

Preferred Stock

As of June 30, 2012, the Company has authorized 50 million shares of blank check preferred stock, none of which are issued and outstanding.  Our board of directors has the authority, without action by the shareholders, to designate and issue preferred stock in one or more series.  Our board of directors may also designate the rights, preferences, and privileges of each series of preferred stock.

Common Stock

As of June 30, 2012, the Company had 551,517,726 shares of its $0.001 par value common stock issued and outstanding.  The following schedule is a summary of the transactions in the Company’s common stock since August 31, 2011:

Total shares issued and outstanding as of August 31, 2011:		454,667,726
Shares previously subscribed for services rendered	September, 2011	5,100,000
Shares issued for services to be rendered	November, 2011	500,000
Shares issue for cash	April, 2012	88,250,000
Shares issued for services to be rendered	June, 2012	500,000
Shares previously subscribed for interest expense	June, 2012	2,500,000

Total shares issued and outstanding as of June 30, 2012:		551,517,726

Note 5 – Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has incurred tax net operating losses of approximately $20,176,000 which commence expiring in 2023 if not previously utilized. In accordance with GAAP, the Company is required to compute tax asset benefits for net operating loss carryforwards. The potential benefit of net operating loss carryforwards has been offset by a valuation allowance in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The valuations of the tax loss carryforward and the valuation allowance thereon were as follows:

	June 30, 2012	December 31, 2011
Net operating loss carryforward benefit	$6,859,812		$5,962,063
Stock-based compensation expense	121,523		73,473
Impairment loss on oil and gas properties	2,868,289		-
Loss from discontinued operations	544,411		544,411
Total deferred tax asset	10,394,035		6,579,947
Less: Valuation allowance	(10,394,035)		(6,579,947)
Net deferred tax asset	$-	$	- .

A reconciliation between the Company’s effective tax rate and the U.S. statutory tax rate is as follows:

	Six Months Ended	Year Ended
	June 30, 2012	December 31, 2011
Provision for taxes (benefit) at U.S. statutory rate	$(3,814,088)	$(451,132)
Increase in deferred tax asset valuation allowance	3,814,088	451,132 .
Effective taxes	$-	$-
Effective tax rate	0%	0%

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
June 30, 2012
(Unaudited)

At June 30, 2012, the Company had approximately $20,176,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income.  The federal net operating loss carryforwards expire on various dates from 2023 through 2031. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances.  Events which may cause limitations in the amount of net operating losses the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent over a three-year period.

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

Note 6 – Loans Payable to Related Parties

Notes payable to related parties consists of the following as of June 30, 2012 and December 31, 2011:

Unsecured loans to related parties	$ 26,574

Two stockholders and former directors of the Company provided these loans.  The loans are non-interest bearing, unsecured and payable upon demand.

Note 7 - Commitments and Contractual Obligations

Oil and Gas Investment Commitments

Colombia Block CPO-4

As of June 30, 2012, our estimated commitment for remainder of 2012 is approximately $3.4 million.

Peru Block Z-46

As of June 30, 2012, our estimated commitment for remainder of 2012 is approximately $6.1 million.

Peru Block XXIV and TEA

Based on a rough cost estimate from Upland, as of June 30, 2012 our estimated commitment for Block XXIV for the remainder of 2012 is $200,000, and $500,000 for the Peru TEA.

Employment Agreements and Bonus Awards

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
June 30, 2012
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

Consulting Agreement

Effective June 4, 2012, the Company entered into a one-year consulting agreement with Randell Ford pursuant to which the consultant will provide advice to the board of directors relating to certain of the Company’s strategic and business development activities.  In consideration for providing the consulting services, the consultant was issued 500,000 shares of restricted common stock valued at $40,000.

Note 8 - Related Party Transactions

The Company and James M. Askew entered into an amendment to his consulting agreement pursuant to which the Company will pay Mr. Askew a monthly cash fee of $10,000 per month, beginning September 1, 2011 until the expiration or termination of the agreement.  During the six months ended June 30, 2012, Mr. Askew was paid $60,000 under his agreement and the Company recognized $8,573 in travel and entertainment expenses to Mr. Askew.

Rodeo Resources, Ltd. (“Rodeo”), an affiliate of Jim Ford, our executive vice president of development, was paid $13,745 in general and administrative expenses during the six months ended June 30, 2012.  On April 11 and 17, Rodeo loaned the company a total of $200,000 which was then paid to SK Innovation Co, Ltd. (“SK”) for amounts due under existing agreements.  On April 19, 2012, the Company repaid the loan plus $20,000 in cash interest expense.  On June 4, 2012, the board of directors authorized the issuance of 2,500,000 shares of the Company’s restricted common stock valued at $200,000 to Rodeo in consideration for making the loan.  The company recognized this as additional interest expense.  The effective annual interest rate for this loan was 600% for the cash interest and 6,600% for the total interest expense.

Note 9 – Subsequent Events

Entry into Farmout Agreements

Block VIM-2

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
June 30, 2012
(Unaudited)

Block SSJN-5

As reported in its Form 8-K filed with the SEC on August 20, 2012, on August 16, 2012, the Company entered into a definitive farmout agreement with SK Innovation Co. LTD, pursuant to which the Company, through its wholly owned subsidiary Gulf United Energy del Colombia Ltd., acquired from SK Innovation an undivided forty percent (40%) participation interest in Block SSJN-5, subject to the approval of the ANH, the National Hydrocarbon Agency of Colombia and the Republic of Korea.  SK will hold the remaining 60% of the participation interests in Block SSJN-5.  SSJN-5 is a 570,452 acre block in the Lower Magdalena Valley in northwest Colombia.  SK Innovation serves as operator on the block.

The partners have acquired 500 sq. km. of 3D seismic on the block and are currently drilling the Cañaguate-1 well (spudded late July, 2012).  The well has a target total depth of 12,000 ft.  The primary objective is the Middle Porquero formation with secondary objectives of the Upper Porquero and the Lower Porquero formations.

Block CPO-4

As reported in its Form 8-K filed on September 1, 2012, drilling has commenced on the third well on Block CPO-4.  This third well, Zorro Gris has been mapped with 3-D seismic technology and is located in the northeast corner of the block.  The target total depth for the Zorro Gris will be approximately 13,000 feet with the primary objectives being the Mirador, Guadalupe, and Une formations.

Short-term loan

In October 2012, Rodeo advanced the Company an aggregate of $100,000 , the proceeds of which were used to pay SK Innovation for amounts due and for working capital purposes. The Company expects to repay the loans within 30 days plus $10,000 in cash interest. The effective annual interest cannot be determined at this time because the loan repayment date in unknown.

Note 10 – Supplemental Disclosures – Consolidated Statements of Cash Flows

Supplemental Disclosure of Non-Cash, Investing and Financing Activities:

	Six months ended June 30,		Period From Inception Through
	2012	2011	June 30, 2012
Investment advances paid from shareholder loans	$-	$-	$1,263,985
Common stock issued for investment in joint venture projects	$-	$-	$687,225
Common stock issued or subscribed for expenses/services	$219,500	$9,086,800	$10,260,500
Common stock issued for prepaid expenses/services	$36,667	$-	$36,667
Common stock issued for oil and gas properties	$-	$90,000	$3,646,000
Common stock issued or subscribed in connection with short-term notes	$-	$623,232	$1,809,023
Interest forgiven on shareholder loan payable	$-	$-	$631,444
Common stock issued in conversion of shareholder loan	$-	$-	$400,000
Capital expenditures acquired with accounts payable	$-	$-	$31,282

Settlement of loan payable by assignment of investment:
Loan payable	$-	$-	$(200,000)
Investment	$-	$-	$200,000
Warrants issued for non-employee compensation	$-	$538,411	$538,411
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$20,000	$328,970	$527,714
Income taxes	$-	$-	$-

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared on the accrual basis of accounting, whereby revenues are recognized when earned, and expenses are recognized when incurred. These consolidated financial statements as of June 30, 2012 and 2011, and for the three and six months ended June 30, 2012 and 2011 are unaudited.  In the opinion of management, such financial statements include the adjustments and accruals necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements as of June 30, 2012 and for the periods ended June 30, 2012.  You should read this discussion and analysis together with such financial statements and the notes thereto.

Our Properties

The following is a brief summary of our properties as of October 15, 2012:

Property	Gross Acres	Net Acres	Interest(1)	Operator
Colombia Properties
Block VIM-2	148,513	74,257	50.0%	SK Innovation
Block SSJN-5	570,452	228,181	40.0%	SK Innovation
Block CPO-4	345,592	43,200	12.5%	SK Innovation

Peru Properties
Block Z-46	2,803,411	1,121,411	40.0%	SK Innovation
Block XXIV	276,137	13,807	5.0%	Upland
TEA Area I, II, III, IV	40,321,163	806,423	2.0%	Upland

(1)   The assignment of the working interests in Block Z-46, Block XXIV, and the Peru TEA are subject to the approval of PeruPetro S.A. and the Peruvian government; the assignment of our interests in Block CPO-4, Block SSJN-5 and Block VIM-2 are subject to the approval of ANH, the National Hydrocarbon Agency of Colombia, and the Republic of Korea.

Block VIM-2 – Block VIM-2 is located in the Lower Magdalena Valley in northwest Colombia. Block VIM-2 consists of 148,513 gross acres (74,257 net).  SK operates the block and owns a 50% interest. The block is adjacent to and immediately south of Gulf United’s block SSJN-5.

Block SSJN-5 – Block SSJN-5 is a 570,452 acre block (228,181 net acres) in the Lower Magdalena Valley of northwest Colombia. Gulf United owns a 40% non-operating working interest in Block SSJN-5. The block SK Innovation operates the block and owns the remaining 60%. The partners have acquired 500 sq. km. of 3D seismic data. In late July, drilling commenced on the Cañaguate-1 well which will be drilled to a depth of approximately 12,000 feet.

Block CPO-4 - Block CPO-4 is located in the Llanos Basin of Colombia. Block CPO-4 consists of 345,592 gross acres (43,200 net) and is located approximately 70 miles southeast of Bogotá.  This block is operated by SK Innovation.  Approximately 530 square kilometers of 3-D seismic data has been acquired and interpreted in the northern portion of the acreage.  The operator has commenced drilling on the third well on Block CPO-4. This third well, Zorro Gris, has been mapped with 3-D seismic technology and is located in the northeast corner of the block.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

The total measured target depth will be approximately 13,000 feet, with the primary objectives being the Mirador, Guadalupe, and Une formations.  The assignment to the Company of the interest in CPO-4 is conditioned upon the approval by ANH, the National Hydrocarbon Agency of Colombia, and the Republic of Korea. To date, we have not obtained the written approvals from the Republic of Korea or the ANH. The approval from the Republic of Korea will be requested after the Company has received the approval from the ANH. The farmout agreement with SK Innovation, as amended, requires these approvals by October 31, 2012. Pursuant to the existing farmout with SK Innovation, if the Company does not receive the approvals by October 31, 2012, the agreement calls for a thirty day grace period during which the Company and SK Innovation have agreed to meet to discuss possible amendments to the farmout agreement which would facilitate, or avoid the need for, the approvals.   As SK Innovation has already extended the arbitrary cut-off date set forth in the farmout agreement three times, including the most recent extension to October 31, 2012, we believe that the Company and SK Innovation have a good working relationship.  If the Company and SK Innovation are unable to agree upon any additional amendments during such thirty day grace period, SK Innovation has the right to terminate the farmout agreement. If SK Innovation elects to exercise its termination right as the result of the failure to obtain the written approvals from the ANH or the Republic of Korea, the Company’s interest in Block CPO-4 will be deemed re-assigned back to SK Innovation, and the Company will have the right to have returned any amounts paid under the farmout agreement, without interest ($13,359,003 has been paid through June 30, 2012).  Pursuant to existing agreements, our current obligation remaining on CPO-4 during 2012 is approximately $3.4 million.

Block Z-46.  Block Z-46 is located in the Trujillo Basin offshore Peru.  Block Z-46 consists of 2,803,411 gross acres (1,121,411 net) and is located in northern Peru.  Water depths on the block range from 50 meters to 1000 meters.  This block is operated by SK Innovation.  Gulf United and our Block Z-46 partner have reprocessed 5,600 kilometers of 2-D seismic data.  On December 31, 2010, we began acquiring an additional 2,904 kilometers of infill 2-D seismic data focused in the southern portion of the block where several 2-D defined Tertiary prospects are stacked with 2-D defined Paleozoic prospects.  Based on the results of the new 2-D seismic data, we plan to acquire 3-D seismic data in calendar year 2012 to be used in the selection of drilling locations.  No independent engineering estimates have been prepared at this time.  In December 2011, the joint venture partners approved the work plan and budget for Z-46.  The assignment to the Company of the participation interest in Block Z-46 is conditioned upon the approval of the assignment by Perupetro.  On March 13, 2012, the Company received a certificate of qualification from Perupetro, which sets forth Perupetro’s determination that the Company has the legal, technical, economic, and financial capacity to assume the assignment from SK Innovation of the 40% working interest in Block Z-46.  The letter of qualification is an important milestone in the approval of the assignment, which is subject to official ratification and issuance of a Supreme Decree by the government of the Republic of Peru.  The farmout agreement with SK Innovation required approval from Perupetro by May 30, 2012. The Company and SK Innovation are working to further extend the deadline for approval based on Perupetro’s qualification described above.  As SK Innovation has already extended the arbitrary cut-off date set forth in the farmout agreement, including the most recent extension to May 30, 2012, we believe that the Company and SK Innovation have a good working relationship.    If the Company and SK Innovation are unable to agree upon any additional amendments during such thirty day grace period, SK Innovation has the right to terminate the agreement. If SK Innovation elects to exercise its termination right, the Company’s interest in Block Z-46 will be deemed re-assigned back to SK Innovation, and the Company will have the right to have returned any amounts paid under the farmout agreement, without interest ($5,586,941 has been paid through June 30, 2012).  Pursuant to existing agreements, under the work plan and budget, our current obligation remaining on Z-46 during 2012 is approximately $6.1 million.

Block XXIV.  Block XXIV is located in the Sechura/Talara Basin in Peru.  Block XXIV consists of 276,137 gross acres (13,807 net) of which approximately 80,000 are offshore and 196,000 are onshore.  The offshore portion of the block is highly prospective.  During 2011, Upland acquired 200 km of 2D seismic data on Block XXIV which is currently in processing.  Going forward, we understand that Upland will conduct further geologic studies to prepare to drill two onshore wells during calendar 2012 in seismically defined locations. Based on information from the operator, our estimated current obligation remaining on Block XXIV during 2012 is approximately $200,000.

TEA I, II, III, IV.  Technical Evaluation Areas I, II, III, and IV of the Peru TEA are contiguous blocks that together comprise 40,321,163 gross acres (806,423 net).  The Peru TEA runs south on the western flank of the Andes Mountains from the border with Ecuador to near Lima.  This greenfield opportunity will require geological evaluation, including the acquisition of aeromagnetic survey and 2-D seismic data, before we evaluate drilling opportunities.  During 2011, Upland completed a gravity aeromagnetic and satellite imaging study on the TEA which will be used to narrow the areas of interest for further geologic study.  Based on information from the operator, our estimated current obligation remaining on the TEA’s is approximately $500,000.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

Results of Operations for Three and Six Months Ended June 30, 2012

We have not earned any revenues during the period from inception through June 30, 2012. We have not attained profitable operations and are, therefore, dependent upon obtaining additional debt or equity financing. If we are unable to obtain additional financing, there is substantial doubt that we will be able to continue as a going concern.

Set forth below is a summary of our commitments under existing agreements (which excludes funds that may be required for general working capital purposes):

Contractual Obligations	Payments due by period (in thousands)
	Remainder of 2012		2013		2014	Total
Commitments under employment agreements	$762		$1,079		$456	$2,297
Commitments under consulting contracts	93		182		182	457
Commitments under participation and farmout agreements:
Block CPO-4	3,366	(1)	4,420	(2)	-	7,786
Block Z-46	6,072	(3)	23,835	(4)	-	29,907
Block XXIV	200		-		-	200
Peru TEA	500		-		-	500
Total	$10,993		$29,516		$638	$41,146

(1)	The current obligation remaining on Block CPO-4 includes drilling cost of approximately $3.1 million for the third well, and an estimated $266,000 for joint operating costs.
(2)
The 2013 obligation includes $2.24 million for 3-D seismic expense and $1.7 million for seismic acquisition costs incurred subsequent to July 31, 2010 owed to Houston American Energy 30 days after ANH approval, and estimated joint operating costs of approximately $480,000.

(3)	The current obligation remaining on Block Z-46 includes $4.5 million for seismic acquisition costs, $882,000 in value added tax and $690,000 in joint operating costs.
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

Liquidity and Capital Resources

At June 30, 2012, the Company has current assets of $1,946,490, current liabilities of $282,828, and a resulting working capital of $1,663,662. We currently have no sources of revenue.  On April 19 and April 20, 2012, the Company consummated a private offering under Section 4(2) of the Securities Act of 1933, as amended, pursuant to which it sold to accredited investors 88,250,000 unregistered shares of its common stock at a purchase price of $0.08 per share for gross proceeds of $7,060,000 and net proceeds of $6,761,248.

We also estimated that we would need approximately $11 million to fund our contractual commitments for the remaining portion of 2012 (excluding funds required for general working capital purposes).  Moreover, we will require approximately $29.5 million to fund our contractual commitments during 2013 (excluding funds required for general working capital purposes). This will require that we raise approximately $38.8 million during the remaining portion of 2012 and 2013 to fund these expenditures. In August 2012, the Company acquired an undivided fifty percent (50%) participation interest in Block VIM-2, and an undivided forty percent (40%) participation interest in Block SSJN-5.  As a result, we estimate that we will need to raise an additional $42.3 million to fund our obligations under these blocks during the periods ending December 31, 2012 and 2013.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

Additionally, a component of our business strategy is to acquire additional oil and gas interests in Colombia and Peru should attractive opportunities become available.  If we do identify a potential acquisition, we may need to raise significantly more to fund the acquisition.

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

Results of Operations

Three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011

In the three months and six months ended June 30, 2011, certain amounts have been reclassified to be consistent with the three months and six months ended June 30, 2012.

($ in Thousands)	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Revenue	$-	$-	$-	$-

Office and other	48	28	87	48
Depreciation expense	7	6	14	11
Salary and related expenses	1,372	1,002	1,831	1,287
Professional fees	272	424	429	810
Consulting	48	300	93	645
Travel	45	38	110	55
Shareholder loan and other interest	220	226	220	864
Total operating expense	2,012	2,024	2,784	3,721
Interest income	(1)	(8)	(2)	(11)
Gain from discontinued operations	-	-	-	(150)
Impairment on oil and gas properties	8,436	-	8,436	-
Net loss for the period	$(10,447)	$(2,016)	$(11,218)	$(3,560)

Operating Expenses

For the quarter ended June 30, 2012, operating expenses decreased $12,000 as compared to the same quarter in 2011. The decrease occurred primarily due to the $152,000 reduction in professional fees as well as the $252,000 decrease in consulting expense offset by a $370,000 increase in salary and related expenses.  For the six months ended June 30, 2012, operating expenses decreased $937,000 as compared to the same six months in 2011. The decrease occurred primarily due to the $381,000 reduction in professional fees and the $552,000 reduction in consulting expense as well as the $644,000 decrease in interest expenses offset by a $544,000 increase in salary and related expenses and a $55,000 increase in travel expense.

Net Loss

The Company incurred a net loss of $10,447,000 for the quarter ended June 30, 2012 which is $8,431,000 more than the net loss of $2,016,000 incurred for the quarter ended June 30, 2011.  The increased loss is due almost completely to the recognition of impairment on oil and gas properties offset by the reduction in expenses noted above.  For the six months ended June 30, 2012 versus June 30, 2011, there was a $7,658,000 increase in net loss for the reasons noted above as well as the recognition of the $150,000 gain from discontinued operations recognized in 2011.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

Net Loss Applicable to Common Shareholders

For the quarters ended June 30, 2012 and June 30, 2011, our net loss per share was $0.02 and $0.00, respectively.  For the six months ended June 30, 2012 and June 30, 2011, our net loss per share was $0.02 and $0.03, respectively

Cash flows

For the six months ended June 30, 2012, the Company's operating activities used net cash of $2,572,860 compared to net cash used of $1,979,312 for the six months ended June 30, 2011.  During the current six month periods, investing activities used cash of $4,654,823 for investment in oil and gas properties versus $6,229,720 and $8,853 for capital expenditures for the comparable period in 2011.  The Company's financing activities generated cash of $6,761,248 from sale of restricted common stock in the six months ended June 30, 2012, compared to $17,002,044 in cash provided by sale of restricted common stock offset by principal payments on shareholder loans in the same period in 2011.

For the period from inception-to-date, the Company used cash of $7,944,315 in operating activities, used $22,928,927 in investing activities and $32,609,506 was provided from financing activities.

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

Based upon the evaluation, the Company's principal executive officer and principal financial officer concluded that as of June 30, 2012, its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter covered by this report required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, the Company's principal executive officer and principal financial officer have determined that as of June 30, 2012, there were no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

At June 30, 2012, the Company has current assets of $1,946,490, current liabilities of $282,828, and a resulting working capital of $1,663,662. We currently have no sources of revenue.  At June 30, 2012, we estimated that we would need approximately $11 million to fund our contractual commitments for the remaining portion of 2012 (excluding funds required for general working capital purposes).  Moreover, we will require approximately $29.5 million to fund our contractual commitments during 2013 (excluding funds required for general working capital purposes). This will require that we raise approximately $38.8 million during the remaining portion of 2012 and 2013 to fund these expenditures. In August 2012, the Company acquired an undivided fifty percent (50%) participation interest in Block VIM-2, and an undivided forty percent (40%) participation interest in Block SSJN-5.  As a result, we estimate that we will need to raise an additional $42.3 million to fund our obligations under these blocks during the periods ending December 31, 2012 and 2013.

Additionally, a component of our business strategy is to acquire additional oil and gas interests in Colombia and Peru should attractive opportunities become available.  If we do identify a potential acquisition, we may need to raise significantly more than noted above to fund the acquisition.  Future equity financings may be dilutive to our stockholders, and the terms of future equity financings may include preferences or rights superior to our common stock.  Debt financings may involve a pledge of assets and will rank senior to our common stock.  We have historically financed our operations through best efforts private debt and equity financing.  We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings.  There is no assurance that we can raise additional capital from external sources.  Failure to raise additional capital, on favorable terms or at all, will have a material adverse effect on our operations, could result in the loss of our interests in our exploration projects, and will likely cause us to curtail or cease operations.

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

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2012, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Item 5. Other Information

None.

Item 6. Exhibits

10.1
Amended and Restated Employment Agreement, dated effective June 4, 2012, by and between the Company and John B. Connally III, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 8, 2012.

10.2
Amended and Restated Employment Agreement, dated effective June 4, 2012, by and between the Company and Jim D. Ford, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on June 8, 2012.

10.3
Amended and Restated Employment Agreement, dated effective June 4, 2012, by and between the Company and Ernest B. Miller IV, incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on June 8, 2012.

10.4
Amended and Restated Employment Agreement, dated effective June 4, 2012, by and between the Company and James C. Fluker III, incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the SEC on June 8, 2012.

10.5
Amended and Restated Employment Agreement, dated effective June 4, 2012, by and between the Company and David Pomerantz, incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the SEC on June 8, 2012.

10.6
Amendment No. 3 to Farmout Agreement, dated effective April 30, 2012, by and between SK Innovation Co., Ltd. (formerly SK Energy Co. Ltd.) and Gulf United Energy de Colombia, incorporated by reference to Exhibit 10.15 of the Company’s Form S-1 filed with the SEC on June 19, 2012.

10.7	Form of Subscription Agreement relating to 2012 Private Placement incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on April 23, 2012

10.8	Form of Registration Rights Agreement relating to 2012 Private Placement incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on April 23, 2012.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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