Form 10-Q/A
period 2012-06-30
Gulf United Energy, Inc.
filed 2012-10-19
CIK 1312165

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Gulf United Energy, Inc. for the quarterly period ended June 30, 2012 (the "Form 10-Q"), as filed with the Securities and Exchange Commission on October 16, 2012, for the sole purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL).

As permitted by the Securities and Exchange Commission regulations, the Interactive Data File for the Form 10-Q is being filed within the 30-day grace period for the first financial statements required to include detailed tagging of notes to the financial statements and financial statement schedules.

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

101.INS* 101.SCH* 101.CAL* 101.LAB* 101.PRE* 101.DEF*
XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

(1)   Previously filed as Exhibits to the Form 10-Q on October 16, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 19, 2012	GULF UNITED ENERGY, INC. (Registrant)

/s/ John B. Connally III John B. Connally III Chief Executive Officer (Principal Executive Officer)

/s/ David Pomerantz David Pomerantz Chief Financial Officer (Principal Financial and Accounting Officer)