Form 10-Q/A
period 2012-06-30
Gulf United Energy, Inc.
filed 2012-11-19
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

EXPLANATORY NOTE

Gulf United Energy, Inc. (the “Company,” “we,” or “our” unless the context indicates otherwise) is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as amended by Amendment No. 1 on Form 10-Q/A filed on October 19, 2012 (collectively the “Original Filing”).

This Amendment is being filed to adjust the accrual of cost relating to one of the Company’s oil and gas properties as well as the impairment to this property by $895,461.  As a result, the net value of oil and gas properties as of June 30, 2012 is unchanged, but the accounts payable to operators is increased by this amount as is impairment expense.  Because of the increase in impairment expense, we increased the valuation of the tax loss carryforward and the valuation allowance thereon for the period from inception to June 30, 2012 by $304,457.  The Amendment also reclassifies an amount on the statement of cash flows for the period ended June 30, 2011 from cash flows from financing activities to cash flows from operating activities.

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

TABLE OF CONTENTS

Part I. Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets (unaudited) - June 30, 2012 and December 31, 2011	6

	Consolidated Statements of Operations and Comprehensive Loss (unaudited) - For the Three and Six Months Ended June 30, 2012 and 2011 and the Period From Inception (September 19, 2003) through June 30, 2012	7

	Consolidated Statements of Cash Flows (unaudited) - For the Six Months Ended June 30, 2012 and 2011 and the Period from Inception (September 19, 2003) through June 30, 2012	8

	Consolidated Statements of Changes in Stockholders' Equity (Deficiency) and Comprehensive Loss (unaudited) for the Period from Inception (September 19, 2003) through June 30, 2012	9

	Notes to the Consolidated Financial Statements (unaudited)	12

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4	Controls and Procedures	30

	Part II. Other Information

Item 1	Legal Proceedings	31

Item 1A	Risk Factors	31

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3	Defaults Upon Senior Securities	31

Item 4	Mining Safety Disclosures	31

Item 5	Other Information	32

Item 6	Exhibits	32

	Signatures	33

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUARTERLY REPORT
FINANCIAL STATEMENTS

June 30, 2012
(Unaudited)

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Unaudited)
ASSETS
Current Assets
Cash	$1,736,264	$2,202,699
Prepaid expenses	210,226	48,750
Total Current Assets	1,946,490	2,251,449

Fixed Assets:
Computer Equipment	25,391	25,391
Software License	62,563	62,563
Less: Accumulated Depreciation	(58,117)	(44,007)
Net Fixed Assets	29,837	43,947

Other Assets
Investments in oil and gas properties (Notes 3 and 8)	17,976,060	22,768,465
Total Other Assets	17,976,060	22,768,465

Total Assets	$19,952,387	$25,063,861

LIABILITIES
Current
Accounts payable and accrued liabilities	$256,254	$371,868
Accounts payable to operators of working interests	895,461	1,011,084
Loans payable related parties (Note 6)	26,574	26,574
Total Current Liabilities	1,178,289	1,409,526

Total Liabilities	1,178,289	1,409,526
STOCKHOLDERS' EQUITY
Preferred Stock, 50,000,000 shares authorized, none issued or outstanding	-	-
Common Stock
Authorized:
700,000,000 shares with a par value of $0.001
Issued and Outstanding Shares:
551,517,726 as of June 30, 2012 and	551,518	460,268
460,267,726 as of December 31, 2011
Additional paid-in capital	50,605,656	43,464,689
Accumulated other comprehensive loss	(288)	(1,201)
Deficit Accumulated During The Development Stage	(32,382,788)	(20,269,421)
Total Stockholders' Equity	18,774,098	23,654,335

Total Liabilities and Stockholders' Equity	$19,952,387	$25,063,861

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

					Period From
					Inception
					(September 19, 2003)
	Three Months Ended June 30,		Six Months Ended June 30,		Through
	2012	2011	2012	2011	June 30, 2012

Revenues	$-	$-	$-	$-	$-

Cost of Sales	-	-	-	-	-

Gross Profit	-	-	-	-	-

General and administrative expenses	1,755,804	1,798,219	2,460,287	2,856,911	9,233,398
General and administrative expenses - related parties	36,407	-	103,089	-	9,284,940

Operating Loss	(1,792,211)	(1,798,219)	(2,563,376)	(2,856,911)	(18,518,338)

Other (Income) and Expense
Gain on settlement of debt	-	-	-	-	(3,333)
Interest expense	-	225,871	-	749,210	2,027,906
Interest expense - related parties	220,000	-	220,000	114,423	912,826
Impairment of oil and gas properties	9,331,605	-	9,331,605	-	9,331,605
Interest Income	(1,062)	(7,702)	(1,614)	(10,957)	(21,271)

Loss from continuing operations	(11,342,754)	(2,016,388)	(12,113,367)	(3,709,587)	(30,766,071)
Gain (Loss) from discontinued operations	-	-	-	150,000	(1,616,717)
Net Loss	$(11,342,754)	$(2,016,388)	$(12,113,367)	$(3,559,587)	$(32,382,788)

Basic And Diluted Loss per share
from continuing operations	$(0.02)	$-	$(0.02)	$(0.01)	$(0.25)

Basic And Diluted Loss per share
from discontinued operations	$-	-	$-	$-	$(0.01)

Basic And Diluted Net Loss per share	$(0.02)	$-	$(0.02)	$(0.01)	$(0.26)

Weighted Average Shares Outstanding	530,753,837	454,667,726	495,123,495	428,524,200	121,709,017

Comprehensive Income (Loss)
Net Loss	$(11,342,754)	$(2,016,388)	$(12,113,367)	$(3,559,587)	$(32,382,788)
Currency exchange gain (loss)	461	(346)	913	(346)	(288)
Net Comprehensive Loss	$(11,342,293)	$(2,016,734)	$(12,112,454)	$(3,559,933)	$(32,383,076)

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

			Period From
			Inception
			(September 19, 2003)
	Six Months Ended June 30,		Through
	2012	2011	June 30, 2012
Cash Flows From Operating Activities
Net loss for the period	$(12,113,367)	$(3,559,587)	$(32,382,788)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation expense	14,110	11,044	58,117
Common stock issued for prepaid expenses/services	36,667	-	36,667
Expenses/services paid by issuance of common stock	200,000	698,300	10,241,000
Accrued interest added to shareholder loans	-	-	631,444
Stock-based compensation	230,969	-	447,065
Loan discount amortization	-	655,494	1,809,023
Non-cash portion of interest expense	-	-	3,333
Gain on settlement of debt	-	-	(3,333)
Foreign currency translation loss	913	346	(288)
Impairment of investment in joint venture projects	-	-	1,951,210
Impairment of oil and gas properties	9,331,605	-	9,331,605
Change in operating assets and liabilities
Payroll taxes receivable	-	39,153	-
Prepaid expenses	(158,143)	(26,997)	(148,393)
Accounts payable and accrued liabilities	(115,614)	(420,297)	81,023
Net cash used by operating activities	(2,572,860)	(2,602,544)	(7,944,315)
Cash Flows From Investing Activities
Capital Expenditures	-	(8,853)	(87,954)
Investment in oil and gas projects	(4,654,823)	(6,229,720)	(22,590,973)
Advances to and investment in joint venture properties	-	-	(250,000)
Net cash used by investing activities	(4,654,823)	(6,238,573)	(22,928,927)

Cash Flows From Financing Activities
Proceeds from sale of common stock	6,761,248	24,964,119	33,196,917
Proceeds of bridge financing	-	-	3,800,000
Principal payment on bridge financing	-	-	(3,800,000)
Increase in loans payable to related parties	-	-	226,574
Principal payments on shareholder loans	-	-	(5,539,685)
Shares issued for discount in shareholder notes payable	-	-	-
Payments on shareholder loans	-	(7,338,843)	4,725,700
Net cash provided by financing activities	6,761,248	17,625,276	32,609,506
(Decrease)/Increase In Cash During The Period	(466,435)	8,784,159	1,736,264
Cash, Beginning Of Period	2,202,699	120,340	-

Cash, End Of Period	$1,736,264	$8,904,499	$1,736,264

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss
Period from Inception (September 19, 2003) through June 30, 2012
(Unaudited)

					ACCUMULATED	ACCUMULATED
	COMMON SHARES		ADDITIONAL	COMMON	OTHER	DURING THE
		PAR	PAID-IN	SHARES	COMPREHENSIVE	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	SUBSCRIBED	LOSS	STAGE	TOTAL

Capital stock issued for services:
September 2011 at $0.162 per share	5,100,000	5,100	819,500	(824,600)	-	-	-
November 2011 at $0.117 per share	500,000	500	58,000	-	-	-	58,500
Compensation expense paid by
stock option issuance	-	-	141,324	-	-	-	141,324
Net loss	-	-	-	-	-	(1,326,857)	(1,326,857)
Other comprehensive income -					-
Currency transalation adjustment					(1,172)		(1,172)
Total comprehensive loss	-	-	-	-	-	-	(1,328,029)
Balance, December 31, 2011	460,267,726	460,268	43,464,689	-	(1,201)	(20,269,421)	23,654,335
Capital stock issued for services:
June 2012 at $0.08 per share	500,000	500	39,500	-	-	-	40,000
Capital stock issued for cash:
April 2012 at $0.08 per share	88,250,000	88,250	6,672,998	-	-	-	6,761,248
Capital stock issued for interest expense:
June 2012 at $0.08 per share	2,500,000	2,500	197,500	-	-	-	200,000
Compensation expense paid by
stock option and grant issuance	-	-	230,969	-	-	-	230,969
Net loss	-	-	-	-	-	(12,113,367)	(12,113,367)
Other comprehensive income -
Currency transalation adjustment					913		913
Total comprehensive loss	-	-	-	-	-	-	(12,112,454)
Balance, June 30, 2012	551,517,726	$551,518	$50,605,656	$-	$(288)	$(32,382,788)	$18,774,098

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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $32,382,788 as of June 30, 2012, and further losses are anticipated in the development of our business raising substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company raised substantial equity and debt during the year ended August 31, 2011 and during the current year.  Notwithstanding, we do not have any credit facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts debt and equity financings.  There is no assurance that we can raise additional debt or equity capital from external sources.  The Company has no control over the amount of funds that it may receive in financings and the time frame in which they may be received. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Impairment of Long-lived Assets

The Company evaluates impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered.  These events include market declines, decisions to sell an asset and adverse changes in the legal or business environment.  If events or circumstances indicate that a long-lived asset’s carrying value may not be recoverable, the Company estimates the future undiscounted cash flows from the asset for which the lowest level of separate cash flows may be determined, to determine if the asset is impaired.  If the total undiscounted future cash flows are less than the carrying amount for the asset, the Company estimates the fair value of the asset through reference to sales data for similar assets, or by using a discounted cash flow approach.  The asset’s carrying value is then adjusted downward to the estimated fair value.  These cash flow estimates and assumptions could change significantly either positively or negatively.  In June 2012, the Company announced that a determination had been made to cease efforts to test and complete the Tamandua #1 well and to cease efforts to complete the Cachirre #1 well on the CPO-4 prospect in Colombia.  As a result of the determination to cease efforts to complete the Tamandua #1 well and Cachirre #1 well, the Company recorded an impairment charge of $9,331,605 to write off costs incurred through June 30, 2012 attributable to the drilling of the two wells on the Company’s CPO-4 block.

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

In June 2012, the Company announced that a determination had been made to cease efforts to test and complete the Tamandua #1 well and to cease efforts to complete the Cachirre #1 well on the CPO-4 prospect in Colombia.  As a result of the determination to cease efforts to complete the Tamandua #1 well and Cachirre #1 well, the Company recorded an impairment charge of $9,331,605 to write off costs incurred through June 30, 2012 attributable to the drilling of the two wells on the Company’s CPO-4 block.

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

In June 2012, the Compensation Committee of the Board of Directors awarded Mr. Connally a ten-year option to purchase up to 3 million shares of common stock at an exercise price of $0.08 per share pursuant to Mr. Connally’s employment agreement.  The Compensation Committee also awarded each Messrs. Ford, Miller, Fluker and Pomerantz ten-year options to purchase up to 1 million shares of common stock at an exercise price of $0.08 per share pursuant to their respective employment agreements.  Each of the Company’s independent directors, John N. Seitz and Thomas G. Loeffler, were also each awarded ten-year options to purchase up to 1 million shares of common stock at an exercise price of $0.08 per share. All of the options awarded described above were made under the Company’s 2011 Plan, and vest equally over a period of three years beginning on the date of the grant.

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

Information relating to stock options is summarized as follows:
		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise	Contractual	Aggregate
	Underlying	Price per	Life in	Intrinsic
	Options	Share	Years	Value
Balance outstanding - December 31, 2011	3,500,000	$0.31	4.5	$-
Granted	9,000,000	0.08	10.0	-
Exercised	-
Forfeited	-
Expired	-
Balance outstanding - June 30, 2012	12,500,000	$0.14	8.5	$-
Currently exercisable — June 30, 2012	1,000,000	$0.31	4.0	$-

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

Impairment

In June 2012, the Company announced that a determination had been made to cease efforts to test and complete the Tamandua #1 and to cease efforts to complete the Cachirre #1 well on the CPO-4 prospect in Colombia.  As a result, the Company recorded an impairment charge of $9,331,605 to write off drilling costs attributable to the drilling of the Tamandua #1 and the Cachirre #1 well on the Company’s CPO-4 block.

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

At June 30, 2012, the Company does not have the cash or other resources to fund all of the costs described above, which are summarized below.  At June 30, 2012, the Company’s investment in oil and gas properties and estimated remaining fiscal 2012 commitments are as follows:

		Remaining
	Total Costs at	2012
	June 30, 2012	Commitment

Block XXIV and TEA – Peru	$4,306,367	$700,000
Block Z-46 – Peru	8,711,832	6,072,000
CPO-4 – Colombia	14,289,466	3,366,000
	$27,307,665	$10,138,000

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

The valuations of the tax loss carryforward and the valuation allowance thereon were as follows:

	June 30, 2012	December 31, 2011
Net operating loss carryforward benefit	$6,859,812		$5,962,063
Stock-based compensation expense	121,523		73,473
Impairment loss on oil and gas properties	3,172,746		-
Loss from discontinued operations	544,411		544,411
Total deferred tax asset	10,698,492		6,579,947
Less: Valuation allowance	(10,698,492)		(6,579,947)
Net deferred tax asset	$-	$	- .

A reconciliation between the Company’s effective tax rate and the U.S. statutory tax rate is as follows:

	Six Months Ended	Year Ended
	June 30, 2012	December 31, 2011
Provision for taxes (benefit) at U.S. statutory rate	$(4,118,545)	$(451,132)
Increase in deferred tax asset valuation allowance	4,118,545	451,132
Effective taxes	$-	$-
Effective tax rate	0%	0%

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

Note 10 – Supplemental Disclosures – Consolidated Statements of Cash Flows

Supplemental Disclosure of Non-Cash, Investing and Financing Activities:

	Six months ended June 30,		Period From Inception through
	2012	2011	June 30, 2012

Investment advances paid from shareholder loans	$-	$-	$1,263,985
Common stock issued for investment in joint venture projects	$-	$-	$687,225
Common stock issued or subscribed for expenses/services	$219,500	$698,300	$10,260,500
Common stock issued for prepaid expenses/services	$36,667	$-	$36,667
Common stock issued for oil and gas properties	$-	$90,000	$3,646,000
Common stock issued or subscribed in connection with short-term notes	$-	$-	$1,809,023
Interest forgiven on shareholder loan payable	$-	$-	$631,444
Common stock issued in conversion of shareholder loan	$-	$-	$400,000
Capital expenditures acquired with accounts payable	$-	$-	$31,282

Settlement of loan payable by assignment of investment:
Loan payable	$-	$-	$(200,000)
Investment	$-	$-	$200,000
Warrants issued for non-employee compensation	$-	$538,411	$538,411
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$20,000	$328,970	$527,714
Income taxes	$-	$-	$-

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Properties

The following is a brief summary of our properties as of October 15, 2012:

Property	Gross Acres	Net Acres	Working Interest(1)	Operator
Colombia Properties
Block VIM-2	148,513	74,257	50.0%	SK Innovation
Block SSJN-5	570,452	228,181	40.0%	SK Innovation
Block CPO-4	345,592	43,200	12.5%	SK Innovation

Peru Properties
Block Z-46	2,803,411	1,121,411	40.0%	SK Innovation
Block XXIV	276,137	13,807	5.0%	Upland
TEA Area I, II, III, IV	40,321,163	806,423	2.0%	Upland

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

Liquidity and Capital Resources

At June 30, 2012, the Company has current assets of $1,946,490, current liabilities of $1,178,289, and a resulting working capital of $768,201. We currently have no sources of revenue.  On April 19 and April 20, 2012, the Company consummated a private offering under Section 4(2) of the Securities Act of 1933, as amended, pursuant to which it sold to accredited investors 88,250,000 unregistered shares of its common stock at a purchase price of $0.08 per share for gross proceeds of $7,060,000 and net proceeds of $6,761,248.

We estimated that we would need approximately $11 million to fund our contractual commitments for the remaining portion of 2012 (excluding funds required for general working capital purposes).  Moreover, we will require approximately $29.5 million to fund our contractual commitments during 2013 (excluding funds required for general working capital purposes). This will require that we raise approximately $39.7 million during the remaining portion of 2012 and 2013 to fund these expenditures. In August 2012, the Company acquired an undivided fifty percent (50%) participation interest in Block VIM-2, and an undivided forty percent (40%) participation interest in Block SSJN-5.  As a result, we estimate that we will need to raise an additional $42.3 million to fund our obligations under these blocks during the periods ending December 31, 2012 and 2013.

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

($ in Thousands)	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Revenue	$-	$-	$-	$-

Office and other	48	28	86	48
Depreciation expense	7	6	14	11
Salary and related expenses	1,372	1,002	1,831	1,287
Professional fees	272	424	429	810
Consulting	48	300	93	645
Travel	45	38	110	55
Shareholder loan and other interest	220	226	220	864
Total operating expense	2,012	2,024	2,783	3,721
Interest income	(1)	(8)	(2)	(11)
Gain from discontinued operations	-	-	-	(150)
Impairment on oil and gas properties	9,332	-	9,332	-
Net loss for the period	$(11,343)	$(2,016)	$(12,113)	$(3,560)

Operating Expenses

For the quarter ended June 30, 2012, operating expenses decreased $12,000 as compared to the same quarter in 2011. The decrease occurred primarily due to the $152,000 reduction in professional fees as well as the $252,000 decrease in consulting expense offset by a $370,000 increase in salary and related expenses.  For the six months ended June 30, 2012, operating expenses decreased $938,000 as compared to the same six months in 2011. The decrease occurred primarily due to the $381,000 reduction in professional fees and the $552,000 reduction in consulting expense as well as the $644,000 decrease in interest expenses offset by a $544,000 increase in salary and related expenses and a $55,000 increase in travel expense.

Net Loss

The Company incurred a net loss of $11,343,000 for the quarter ended June 30, 2012 which is $9,327,000 more than the net loss of $2,016,000 incurred for the quarter ended June 30, 2011.  The increased loss is due almost completely to the recognition of impairment on oil and gas properties offset by the reduction in expenses noted above.  For the six months ended June 30, 2012 versus June 30, 2011, there was a $8,554,000 reduction in net loss for the reasons noted above as well as the recognition of the $150,000 gain from discontinued operations recognized in 2011.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

Net Loss Applicable to Common Shareholders

For the quarters ended June 30, 2012 and June 30, 2011, our net loss per share was $0.02 and $0.00, respectively.  For the six months ended June 30, 2012 and June 30, 2011, our net loss per share was $0.02 and $0.01, respectively

Cash flows

For the six months ended June 30, 2012, the Company's operating activities used net cash of $2,572,860 compared to net cash used of $2,602,544 for the six months ended June 30, 2011.  During the current six month periods, investing activities used cash of $4,654,823 for investment in oil and gas properties versus $6,229,720 and $8,853 for capital expenditures for the comparable period in 2011.  The Company's financing activities generated cash of $6,761,248 from sale of restricted common stock in the six months ended June 30, 2012, compared to $17,625,276 in cash provided by sale of restricted common stock offset by principal payments on shareholder loans in the same period in 2011.

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

At June 30, 2012, the Company has current assets of $1,946,490, current liabilities of $1,178,289, and a resulting working capital of $768,201. We currently have no sources of revenue.  At June 30, 2012, we estimated that we would need approximately $11 million to fund our contractual commitments for the remaining portion of 2012 (excluding funds required for general working capital purposes).  Moreover, we will require approximately $29.5 million to fund our contractual commitments during 2013 (excluding funds required for general working capital purposes). This will require that we raise approximately $39.7 million during the remaining portion of 2012 and 2013 to fund these expenditures. In August 2012, the Company acquired an undivided fifty percent (50%) participation interest in Block VIM-2, and an undivided forty percent (40%) participation interest in Block SSJN-5.  As a result, we estimate that we will need to raise an additional $42.3 million to fund our obligations under these blocks during the periods ending December 31, 2012 and 2013.

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

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2012	GULF UNITED ENERGY, INC. (Registrant)

/s/ John B. Connally III John B. Connally III Chief Executive Officer (Principal Executive Officer)

/s/ David Pomerantz David Pomerantz Chief Financial Officer (Principal Financial and Accounting Officer)