Form 10-Q
period 2012-09-30
Gulf United Energy, Inc.
filed 2012-11-19
CIK 1312165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 15, 2012, there were 551,517,726 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

TABLE OF CONTENTS

Part I. Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets (unaudited) - September 30, 2012 and December 31, 2011	5

	Consolidated Statements of Operations and Comprehensive Loss (unaudited) - For the Three and Nine Months Ended September 30, 2012 and 2011 and the Period From Inception (September 19, 2003) through September 30, 2012	6

	Consolidated Statements of Cash Flows (unaudited) - For the Nine Months Ended September 30, 2012 and 2011 and the Period from Inception (September 19, 2003) through September 30, 2012	7

	Consolidated Statements of Changes in Stockholders' Equity (Deficiency) and Comprehensive Loss (unaudited) for the Period from Inception (September 19, 2003) through September 30, 2012	8

	Notes to the Consolidated Financial Statements (unaudited)	11

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4	Controls and Procedures	30

Part II. Other Information

Item 1	Legal Proceedings	31

Item 1A	Risk Factors	31

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3	Defaults Upon Senior Securities	31

Item 4	Mining Safety Disclosures	31

Item 5	Other Information	31

Item 6	Exhibits	31

	Signatures	32

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QUARTERLY REPORT
FINANCIAL STATEMENTS

September 30, 2012
(Unaudited)

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Unaudited)
ASSETS
Current Assets
Cash	$100,586	$2,202,699
Prepaid expenses	161,695	48,750
Total Current Assets	262,281	2,251,449

Fixed Assets:
Computer Equipment	25,391	25,391
Software License	62,563	62,563
Less: Accumulated Depreciation	(65,171)	(44,007)
Net Fixed Assets	22,783	43,947

Other Assets
Investments in oil and gas properties (Notes 3 and 9)	29,756,406	22,768,465
Total Other Assets	29,756,406	22,768,465

Total Assets	$30,041,470	$25,063,861

LIABILITIES
Current
Accounts payable and accrued liabilities	$260,078	$371,868
Accounts payable to operators of working interests	11,497,029	1,011,084
Loans payable related parties (Note 6)	76,574	26,574
Total Current Liabilities	11,833,681	1,409,526

Total Liabilities	11,833,681	1,409,526
STOCKHOLDERS' EQUITY
Preferred Stock, 50,000,000 shares authorized, none issued or outstanding	-	-
Common Stock
Authorized:
700,000,000 shares with a par value of $0.001
Issued and Outstanding:
551,517,726 shares as of June 30, 2012 and	551,518	460,268
460,267,726 shares as of December 31, 2011
Additional paid-in capital	50,793,740	43,464,689
Accumulated other comprehensive loss	(539)	(1,201)
Deficit Accumulated During The Development Stage	(33,136,930)	(20,269,421)
Total Stockholders' Equity	18,207,789	23,654,335

Total Liabilities and Stockholders' Equity	$30,041,470	$25,063,861

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

					Period From
					Inception
					(September 19, 2003)
	Three Months Ended September 30,		Nine Months Ended September 30,		Through
	2012	2011	2012	2011	September 30, 2012

Revenues	$-	$-	$-	$-	$-

Cost of Sales	-	-	-	-	-

Gross Profit	-	-	-	-	-

General and administrative expenses	688,990	1,741,543	3,149,277	4,598,454	9,922,388
General and administrative expenses - related parties	65,408	67,000	168,497	67,000	9,350,348

Operating Loss	(754,398)	(1,808,543)	(3,317,774)	(4,665,454)	(19,272,736)

Other (Income) and Expense
Gain on settlement of debt	-	-	-	-	(3,333)
Interest expense	-	33,762	-	782,972	2,027,906
Interest expense - related parties	-	-	220,000	114,423	912,826
Impairment of oil and gas properties	-	-	9,331,605	-	9,331,605
Interest Income	(256)	(7,702)	(1,870)	(16,786)	(21,527)

Loss from continuing operations	(754,142)	(1,834,603)	(12,867,509)	(5,546,063)	(31,520,213)
Gain (Loss) from discontinued operations	-	-	-	150,000	(1,616,717)
Net Loss	$(754,142)	$(1,834,603)	$(12,867,509)	$(5,396,063)	$(33,136,930)

Basic And Diluted Loss per share
from continuing operations	$-	$-	$(0.03)	$(0.01)	$(0.24)

Basic And Diluted Loss per share
from discontinued operations	$-	-	$-	$-	$(0.01)

Basic And Diluted Net Loss per share	$-	$-	$(0.03)	$(0.01)	$(0.25)

Weighted Average Shares Outstanding	551,517,726	455,942,726	514,058,784	437,764,143	133,846,034

Comprehensive Income (Loss)
Net Loss	$(754,142)	$(1,834,603)	$(12,867,509)	$(5,396,063)	$(33,136,930)
Currency exchange gain (loss)	(251)	-	662	-	(539)
Net Comprehensive Loss	$(754,393)	$(1,834,603)	$(12,866,847)	$(5,396,063)	$(33,137,469)

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

			Period From
			Inception
			(September 19, 2003)
	Nine Months Ended September 30,		Through
	2012	2011	September 30, 2012
Cash Flows From Operating Activities
Net loss for the period	$(12,867,509)	$(5,396,063)	$(33,136,930)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation expense	21,164	17,003	65,171
Common stock issued for prepaid expenses/services	11,792	-	11,792
Expenses/services paid by issuance of common stock	200,000	1,631,959	10,241,000
Accrued interest added to shareholder loans	-	-	631,444
Stock-based compensation	419,053	-	635,149
Loan discount amortization	-	809,478	1,809,023
Non-cash portion of interest expense	-	-	3,333
Gain on settlement of debt	-	-	(3,333)
Foreign currency translation loss	662	(508)	(539)
Impairment of investment in joint venture projects	-	-	1,951,210
Impairment of oil and gas properties	9,331,605	-	9,331,605
Change in operating assets and liabilities
Payroll taxes receivable	-	39,153	-
Prepaid expenses	(84,737)	147,558	(74,987)
Accounts payable and accrued liabilities	(111,790)	264,586	84,847
Net cash used by operating activities	(3,079,760)	(2,486,834)	(8,451,215)
Cash Flows From Investing Activities
Capital Expenditures	-	(8,955)	(87,954)
Investment in oil and gas projects	(5,833,601)	(8,200,281)	(23,769,751)
Advances to and investment in joint venture properties	-	-	(250,000)
Net cash used by investing activities	(5,833,601)	(8,209,236)	(24,107,705)

Cash Flows From Financing Activities
Proceeds from sale of common stock	6,761,248	24,964,119	33,196,917
Proceeds of bridge financing	-	-	3,800,000
Principal payment on bridge financing	-	-	(3,800,000)
Increase in loans payable to related parties	50,000	-	276,574
Principal payments on shareholder loans	-	-	(5,539,685)
Payments on shareholder loans	-	(8,447,099)	4,725,700
Net cash provided by financing activities	6,811,248	16,517,020	32,659,506
(Decrease)/Increase In Cash During The Period	(2,102,113)	5,820,950	100,586
Cash, Beginning Of Period	2,202,699	120,340	-

Cash, End Of Period	$100,586	$5,941,290	$100,586

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss
Period from Inception (September 19, 2003) through September 30, 2012
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
Period from Inception (September 19, 2003) through September 30, 2012
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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss
Period from Inception (September 19, 2003) through September 30, 2012
(Unaudited)

					ACCUMULATED	ACCUMULATED
	COMMON SHARES		ADDITIONAL	COMMON	OTHER	DURING THE
		PAR	PAID-IN	SHARES	COMPREHENSIVE	DEVELOPMENT
	NUMBER	VALUE	CAPITAL	SUBSCRIBED	LOSS	STAGE	TOTAL

Capital stock issued for services:
September 2011 at $0.162 per share	5,100,000	5,100	819,500	(824,600)	-	-	-
November 2011 at $0.117 per share	500,000	500	58,000	-	-	-	58,500
Compensation expense paid by
stock option issuance	-	-	141,324	-	-	-	141,324
Net loss	-	-	-	-	-	(1,326,857)	(1,326,857)
Other comprehensive income -					-
Currency transalation adjustment					(1,172)		(1,172)
Total comprehensive loss	-	-	-	-	-	-	(1,328,029)
Balance, December 31, 2011	460,267,726	460,268	43,464,689	-	(1,201)	(20,269,421)	23,654,335
Capital stock issued for services:
June 2012 at $0.08 per share	500,000	500	39,500	-	-	-	40,000
Capital stock issued for cash:
April 2012 at $0.08 per share	88,250,000	88,250	6,672,998	-	-	-	6,761,248
Capital stock issued for interest expense:
June 2012 at $0.08 per share	2,500,000	2,500	197,500	-	-	-	200,000
Compensation expense paid by
stock option and grant issuance	-	-	419,053	-	-	-	419,053
Net loss	-	$-	-	-	-	(12,867,509)	(12,867,509)
Other comprehensive income -
Currency transalation adjustment					662		662
Total comprehensive loss	-	-	-	-	-	-	(12,866,847)
Balance, September 30, 2012	551,517,726	$551,518	$50,793,740	$-	$(539)	$(33,136,930)	$18,207,789

The accompanying notes are an integral part of these consolidated financial statements.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
 September 30, 2012
(Unaudited)

Note 1 – Organization and Basis of Presentation

Gulf United Energy, Inc. (“Gulf United” or the “Company”), together with its 100% owned subsidiaries, is an international oil and gas exploration company concentrating on opportunities in South America. The Company currently has limited operations and is a development stage company as defined by the Financial Accounting Standards Board (FASB) Accounting Standards for Development Stage Entities.   The Company was incorporated in the State of Nevada on September 19, 2003.   As of September 30, 2012, the Company’s asset portfolio included participation in four hydrocarbon exploration blocks operated by SK Innovation Co. Ltd. (“SK Innovation” – Formerly SK Energy, Ltd.).  SK Innovation is a subsidiary of SK Innovation Group, one of South Korea’s top five industrial conglomerates.  SK Innovation is Korea’s largest petroleum refiner and is currently active in 29 blocks in 16 countries.  The Company also has a participating interest in Block XXIV Peru and the Peru TEA operated by Upland Oil and Gas.

Interim Financial Statements

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosures needed for a fair presentation may be determined in that context.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2011, filed with the SEC on November 29, 2011.  The results of operations presented for the quarter ended September 30, 2012 are not necessarily indicative of the results to be expected for the year.  Interim financial data presented herein are unaudited.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $33,136,930 as of September 30, 2012, and further losses are anticipated in the development of our business raising substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  During the twelve months ended December 31, 2011 and the nine months ended September 30, 2012, the Company has raised an aggregate of $25,071,329 and $6,761,248, respectively through best efforts financings. Subsequent to September 30, 2012, the Company borrowed $2,677,000 through additional best efforts financing.  Notwithstanding, we do not have any credit facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts debt and equity financings.  There is no assurance that we can raise additional debt or equity capital from external sources.  The Company has no control over the amount of funds that it may receive in financings and the time frame in which they may be received. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting

The Company maintains its accounts on the accrual method of accounting in accordance GAAP. The accompanying consolidated financial statements of the Company have been prepared in accordance with GAAP and the rules of the SEC. In the opinion of management, all adjustments necessary for a fair presentation of consolidated financial position and the results of operations have been reflected herein.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
September 30, 2012
(Unaudited)

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
September 30, 2012
(Unaudited)

Impairment of Long-lived Assets

The Company evaluates impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered.  These events include market declines, decisions to sell an asset and adverse changes in the legal or business environment.  If events or circumstances indicate that a long-lived asset’s carrying value may not be recoverable, the Company estimates the future undiscounted cash flows from the asset for which the lowest level of separate cash flows may be determined, to determine if the asset is impaired.  If the total undiscounted future cash flows are less than the carrying amount for the asset, the Company estimates the fair value of the asset through reference to sales data for similar assets, or by using a discounted cash flow approach.  The asset’s carrying value is then adjusted downward to the estimated fair value.  These cash flow estimates and assumptions could change significantly either positively or negatively.  In June 2012, the Company announced that a determination had been made to cease efforts to test and complete the Tamandua #1 well and to cease efforts to complete the Cachirre #1 well on block CPO-4.  As a result, the Company recorded an impairment charge of $9,331,605 to write off costs incurred through September 30, 2012 attributable to the drilling of these two wells.

Inflation

The Company's results of operations have not been significantly affected by inflation and management does not expect inflation to have a significant effect on its operations in the foreseeable future.

Oil and gas properties

The Company follows the full cost method of accounting for its oil and gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves, if any, are capitalized. Such costs include costs of acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Proceeds from the disposition of oil and gas properties will be accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves, if any, of oil and gas, in which case the gain or loss will be recognized in the consolidated statements of operations.

As of September 30, 2012, the Company had oil and gas property investments in the amount of $29,756,406 that are excluded from depletion because reserves have not been proven to be associated with those properties.  If any proved reserves are found and when its quantity can be estimated, costs in excess of the present value of estimated future net revenues will be charged to impairment expense. The Company will apply the full cost ceiling test on a quarterly basis on the date of the latest consolidated balance sheet presented. It is not known at this time if any recoverable reserves of oil and gas exist.

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
September 30, 2012
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

The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost related to oil and gas property accounts.  At September 30, 2012, the Company had no material asset retirement obligations.

Basic Loss per Share

The Company is required to provide basic and diluted earnings (loss) per common share information.  The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended September 30, 2012, there were no potentially dilutive securities issued, therefore, diluted net loss per common share equals basic net loss per share.  Common stock subscribed, if any, is not included in diluted earnings per share because the results would be anti-dilutive.  The Company currently has outstanding five-year warrants to purchase up to 1 million shares of common stock at an exercise price of $0.30.  Additionally, the Company has issued to its officers and directors an aggregate of 1,950,000 shares of restricted stock and options to purchase up to 12,500,000 shares of its common stock pursuant to the Company’s 2011 Stock Incentive Plan (the “2011 Plan”).  These stock grants and stock options generally vest over a three-year period, beginning on the first anniversary from the date of each grant.  As of September 30, 2012, an aggregate of 400,000 shares of restricted stock and options to purchase up to 1,000,000 shares of common stock have vested.  Potential dilutive securities as of September 30, 2012 have been considered, but the potential dilutive effect of these securities is not believed to be material and would be anti-dilutive.  The Company reported net losses in the nine months ended September 30, 2012 as well as a cumulative net loss; accordingly, the effects of any additional shares would be anti-dilutive.  The weighted average number of common and common equivalent shares outstanding was 514,058,784 and 437,764,143 for the nine months ended September 30, 2012 and 2011, respectively.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Gulf United Energy, Inc. and its wholly-owned subsidiaries, Gulf United Energy del Peru, Ltd., Gulf United Energy Cuenca Trujillo, Ltd. and Gulf United Energy de Colombia, Ltd. as of September 30, 2012.  All significant inter-company transactions and balances have been eliminated in the consolidation.

Accounting for Uncertain Tax Positions

GAAP provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an entity’s financial statements.  GAAP requires an entity to recognize the financial statement impact of a tax position when it is more likely that not that the position will be sustained upon examination. The Company believes that all significant tax positions utilized by the Company will more likely than not be sustained upon examination.  As of the period ended September 30,

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
September 30, 2012
(Unaudited)

2012, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the fiscal year August 2009 forward (with limited exceptions).  Tax penalties and interest, if any, would be accrued as incurred and would be classified as tax expense in the consolidated statements of operations and comprehensive loss.

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

In June 2012, the Compensation Committee of the Board of Directors awarded Mr. Connally a ten-year option to purchase up to 3 million shares of common stock at an exercise price of $0.08 per share pursuant to Mr. Connally’s employment agreement.  The Compensation Committee also awarded Messrs. Ford, Miller, Fluker and Pomerantz each ten-year options to purchase up to 1 million shares of common stock at an exercise price of $0.08 per share pursuant to their respective employment agreements.  Each of the Company’s independent directors, John N. Seitz and Thomas G. Loeffler, were also each awarded ten-year options to purchase up to 1 million shares of common stock at an exercise price of $0.08 per share. All of the options awarded described above were made under the Company’s 2011 Plan, and vest equally over a period of three years beginning on the date of the grant.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
September 30, 2012
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

At September 30, 2012, total compensation cost related to non-vested options and awards granted to employees and independent directors not yet recognized is approximately $1.31 million and is expected to be recognized over a period of less than three years.

Information relating to stock options is summarized as follows:

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Underlying	Price per	Life in	Value at
	Options	Share	Years	9/30/2012
Balance outstanding - December 31, 2011	3,500,000	$0.31	4.5	$-
Granted	9,000,000	0.08	10.0	-
Exercised	-
Forfeited	-
Expired	-
Balance outstanding - September 30, 2012	12,500,000	$0.14	8.5	$-
Currently exercisable — September 30, 2012	1,000,000	$0.31	3.7	$-

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2012 was $0.07 per share.

Restricted Stock Awards

At September 30, 2012, our employees and directors had been awarded 1.95 million restricted shares of our common stock that vest over the service period of up to three years. The restricted stock awards were valued based on the closing price of our common stock on the measurement date, typically the date of grant, and compensation expense is recorded on a straight-line basis over the restricted share vesting period.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
September 30, 2012
(Unaudited)

The following table summarizes the restricted stock awards activity during the nine months ended September 30, 2012:

		Weighted
		Average Grant
		Date Fair
	Number of	Value per
	Shares	Share
Balance outstanding — December 31, 2011	1,950,000	$0.30
Granted	0	-
Vested	400,000	0.32
Forfeited	0	-
Balance outstanding — September 30, 2012	1,950,000	$0.30
Total grant date fair value of shares vesting during the period	400,000	$128,000

Non-cash stock-based compensation expense was $419,053 for the nine months ended September 30, 2012, and $216,096 for the year ended December 31, 2011.

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

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
September 30, 2012
(Unaudited)

No interest accrues on the installments; however, the contract provides for 7% interest to be paid on late payments.  There is no certainty that all or any of the installments will be paid.  We have recognized payments as gain on the sale of the joint venture investment as the sales proceeds are received.  Because the sale of the joint venture interests ended the Company’s investments in pipeline and LNG infrastructure, the gain from the sale and the impairment losses have been reclassified to discontinued operations.  As of September 30, 2012, the unrecorded present value of the $650,000 in installments receivable cannot be determined because the timing of the payments, if any, is uncertain.

Block SSJN-5

On August 16, 2012, the Company entered into a definitive farmout agreement with SK Innovation, pursuant to which the Company, through its wholly owned subsidiary Gulf United Energy del Colombia Ltd., acquired from SK Innovation an undivided forty percent (40%) participation interest in Block SSJN-5.  On November 14, 2012, the Company and SK Innovation terminated the farmout agreement related to Block SSJN-5.  See “Note 9 – Subsequent Events.”

Block VIM-2

On August 17, 2012, the Company entered into a definitive farmout agreement with SK Innovation, pursuant to which the Company, through its wholly owned subsidiary Gulf United Energy del Colombia Ltd., acquired from SK Innovation an undivided fifty percent (50%) participation interest in Block VIM-2, subject to the approval of the Republic of Korea.  SK Innovation will hold the remaining 50% of the participation interests in Block VIM-2.  On November 14, 2012, the Company and SK Innovation terminated the farmout agreement related to Block VIM-2.  See “Note 9 – Subsequent Events.”

Colombia CPO-4

The Company currently holds an undivided twelve and one-half percent (12.5%) participating interest in the CPO-4 block located in the Llanos Basin of Colombia.  Block CPO-4 consists of 345,592 gross acres (43,200 net) and is located approximately 70 miles southeast of Bogotá.  This block is operated by SK Innovation.  In September 2012, drilling operations commenced on the Zorro Gris well, the third well on Block CPO-4. The well was drilled to a total depth of 13,160 feet.  Based on the recommendation of the Operator, tests will be conducted in three zones.  The zones to be tested are the Une, Lower Guadalupe, and Upper Guadalupe.  Testing began on November 6, 2012 and will take several weeks to complete.

The assignment to the Company of the interest in CPO-4 is conditioned upon the approval by ANH, the National Hydrocarbon Agency of Colombia, and the Republic of Korea. The existing farmout agreement with SK Innovation, as amended, requires these approvals by October 31, 2012. Pursuant to the existing farmout with SK Innovation, if the Company does not receive the approvals by October 31, 2012, the agreement calls for a thirty day grace period during which The Company and SK Innovation have agreed to meet to discuss possible amendments to the farmout agreement which would facilitate, or avoid the need for, the approvals.  The Company and SK Innovation are currently working on an extension of the October 31, 2012 date.  SK Innovation has already extended the arbitrary cut-off date set forth in the farmout agreement three times, including the most recent extension to October 31, 2012 and has indicated that it is prepared to formulate another extension.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
September 30, 2012
(Unaudited)

If the Company and SK Innovation are unable to agree upon any additional amendments during such thirty day grace period, SK Innovation has the right to terminate the farmout agreement. If SK Innovation elects to exercise its termination right as the result of the failure to obtain the written approvals from the ANH or the Republic of Korea, The Company’s interest in Block CPO-4 will be deemed re-assigned back to SK Innovation, and The Company will have the right to have returned any amounts paid under the farmout agreement, without interest ($13,359,003 has been paid through September 30, 2012).  In such event, our business would be materially adversely affected.

Peru Z-46

The Company currently holds an undivided forty percent (40%) participating interest in Block Z-46, an approximately 2.8 million acre offshore block in Peru.  During 2011, we acquired an additional 3,134 km of 2D seismic data to further delineate prospects in anticipation of a focused 3D acquisition in the future.  Based on this data, prospective drilling sites would be determined and site prep would begin as the proper environment and other approvals are obtained.  The 3D seismic vessel is scheduled to mobilize in late November 2012 to acquire 1598 sq. km. of 3D seismic data in the southern half of Block Z-46.  The acquisition is scheduled to be completed in January 2013.  The processing contract has not yet been awarded.  The data is expected to be processed and ready for interpretation in June 2013.

The assignment to the Company of the participation interest in Block Z-46 is conditioned upon the approval of the assignment by Perupetro.  On March 13, 2012, the Company received a certificate of qualification from Perupetro, which sets forth Perupetro’s determination that the Company has the legal, technical, economic, and financial capacity to assume the assignment from SK Innovation of the 40% working interest in Block Z-46.  The letter of qualification is an important milestone in the approval of the assignment, which is subject to official ratification and issuance of a Supreme Decree by the government of the Republic of Peru.  The farmout agreement with SK Innovation required approval from Perupetro by May 30, 2012. The Company and SK Innovation are working to further extend the deadline for approval based on Perupetro’s qualification described above.  As SK Innovation has already extended the arbitrary cut-off date set forth in the farmout agreement, including the most recent extension to May 30, 2012, we believe that the Company and SK Innovation have a good working relationship.    If the Company and SK Innovation are unable to agree upon any additional amendments during such thirty day grace period, SK Innovation has the right to terminate the agreement. If SK Innovation elects to exercise its termination right, the Company’s interest in Block Z-46 will be deemed re-assigned back to SK Innovation, and the Company will have the right to have returned any amounts paid under the farmout agreement, without interest ($5,586,941 has been paid through September 30, 2012).   In such event, our business would be materially adversely affected.

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

Block XXIV is located in the Sechura/Talara Basin in Peru.  Block XXIV consists of 276,137 gross acres (13,807 net) of which approximately 80,000 are offshore and 196,000 are onshore.  The offshore portion of the block is highly prospective.  During 2011, Upland acquired 200 km of 2D seismic data on Block XXIV which is currently in processing.   Going forward, we understand that Upland will conduct further geologic studies with the goal to determine two onshore seismically defined drilling locations during 2012.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
September 30, 2012
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

At September 30, 2012, the Company does not have the cash or other resources to fund all of the costs described above, which are summarized below.  At September 30, 2012, the Company’s investment in oil and gas properties and estimated remaining fiscal 2012 commitments are as follows:
		Remaining
	Total Costs at	2012
	September 30, 2012	Commitment

Block XXIV and TEA – Peru	$4,421,171	$115,000
Block Z-46 – Peru	9,025,822	3,329,000
CPO-4 – Colombia	7,215,188	3,448,000
SSJN-5 – Colombia	8,390,000	-
VIM-2 – Colombia	704,225	-
	$29,756,406	$6,892,000

Note 4 – Stockholders’ Equity

Preferred Stock

As of September 30, 2012, the Company has authorized 50 million shares of blank check preferred stock, none of which are issued and outstanding.  Our board of directors has the authority, without action by the shareholders, to designate and issue preferred stock in one or more series.  Our board of directors may also designate the rights, preferences, and privileges of each series of preferred stock.

Common Stock

As of September 30, 2012, the Company had 551,517,726 shares of its $0.001 par value common stock issued and outstanding.  The following schedule is a summary of the transactions in the Company’s common stock since August 31, 2011:

Total shares issued and outstanding as of August 31, 2011:		454,667,726
Shares previously subscribed for services rendered	September, 2011	5,100,000
Shares issued for services to be rendered	November, 2011	500,000
Shares issue for cash	April, 2012	88,250,000
Shares issued for services to be rendered	June, 2012	500,000
Shares previously subscribed for interest expense	June, 2012	2,500,000

Total shares issued and outstanding as of September 30, 2012:		551,517,726

Note 5 – Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has incurred tax net operating losses of approximately $20,652,000 which commence expiring in 2023 if not previously utilized. In accordance with GAAP, the Company is required to compute tax asset benefits for net operating loss carryforwards. The potential benefit of net operating loss carryforwards has been offset by a valuation allowance in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
September 30, 2012
(Unaudited)

The valuations of the tax loss carryforward and the valuation allowance thereon were as follows:

	September 30, 2012	December 31, 2011
Net operating loss carryforward benefit	$7,021,792	$5,962,063
Stock-based compensation expense	215,951	73,473
Impairment loss on oil and gas properties	3,172,746	-
Loss from discontinued operations	544,411	544,411
Total deferred tax asset	10,954,900	6,579,947
Less: Valuation allowance	(10,954,900)	(6,579,947) \
Net deferred tax asset	$-	$ - .

The reconciliation between the Company’s effective tax rate and the U.S. statutory tax rate is as follows:

	Nine Months Ended	Year Ended
	September 30, 2012	December 31, 2011
Provision for taxes (benefit) at U.S. statutory rate	$(4,374,953)	$(451,132)
Increase in deferred tax asset valuation allowance	4,374,953	451,132 .
Effective taxes	$-	$ - .
Effective tax rate	0%	0%

At September 30, 2012, the Company had approximately $20,652,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income.  The federal net operating loss carryforwards expire on various dates from 2023 through 2031. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances.  Events which may cause limitations in the amount of net operating losses the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent over a three-year period.

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

Note 6 – Loans Payable to Related Parties

Notes payable to related parties consists of the following as of September 30, 2012 and December 31, 2011:

Unsecured loan from affiliate	$50,000
Unsecured loans from related parties	26,574
Total	$76,574

On September 21, 2012, Rodeo Resources, Ltd. (Rodeo) advanced $50,000 to SK Innovation for partial payment of obligations under the Company’s farm-out agreement.  This amount was repaid on November 5, 2012 plus $5,000 interest.  The effective annual interest rate on this amount was approximately 81.1%.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
September 30, 2012
(Unaudited)

Two stockholders and former directors of the Company provided $26,574 to the Company.  The loans are non-interest bearing, unsecured and payable upon demand. As of September 30, 2012, no demand for payment on these loans has been made by the related parties

Note 7 - Commitments and Contractual Obligations

Oil and Gas Investment Commitments

Colombia Block SSJN-5

As of September 30, 2012, we have accrued $8.39 million in past and ongoing costs incurred under applicable farmout and joint operating agreements.  These  agreements have been terminated as described under Note 9, “Subsequent Events” in the footnotes to our financial statements.

Colombia Block VIM-2

As of September 30, 2012, we have accrued $704,225 for past and ongoing costs incurred under applicable farmout and joint operating agreements. These agreements have been terminated as described under Note 9, “Subsequent Events” in the footnotes to our financial statements.

Colombia Block CPO-4

As of September 30, 2012, our estimated commitment for remainder of 2012 is approximately $3.4 million.

Peru Block Z-46

As of September 30, 2012, our estimated commitment for remainder of 2012 is approximately $3.3 million.

Peru Block XXIV and TEA

As of September 30, 2012, we have accrued $114,804 for ongoing costs related to our joint venture agreement which should represent our total obligation for 2012.

Employment Agreements

Four Company executives are employed under one year employment agreements which expire at the end of July 2012.  The Company’s CEO is employed under a three-year employment agreement which runs through the end of 2014.

Note 8 - Related Party Transactions

During the nine months ended September 30, 2012, James Askew, a consultant engaged by the Company and the holder of in excess of 5% of the Company’s outstanding common stock, was paid $95,000 under his agreement and was reimbursed $51,645 of his travel and entertainment expenses.

Rodeo, an affiliate of Jim Ford, our executive vice president of development, was paid $21,852 in general and administrative expenses during the nine months ended September 30, 2012.

In April 2012, Rodeo loaned the Company a total of $200,000 which was then paid to SK Innovation for amounts due under existing agreements.  In April 2012, the Company repaid the loan plus $20,000 in cash interest expense.  On June 4, 2012, the board of directors authorized the issuance of 2,500,000 shares of the Company’s restricted common stock valued at $200,000 to Rodeo in consideration for making the loan.  The Company recognized this as additional interest expense.  The effective annual interest rate for the loan was 600% for the cash interest and 6,600% for the total interest expense.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
September 30, 2012
(Unaudited)

In September 2012, Rodeo loaned the Company $50,000 which was then paid to SK Innovation for amounts due under existing agreements.  The amount was repaid in November 2012 plus $5,000 interest.  The effective annual interest rate on this loan was 81.1%.

Note 9 – Subsequent Events

Debt Financing

As further described in its Form 8-K filed with the SEC on November 2, 2012, on October 29, 2012, the Company consummated a private offering pursuant to which it sold to accredited investors an aggregate of $2,875,000 of secured convertible promissory notes (the “Notes”) and warrants to purchase up to approximately 38.3 million shares of its common stock, exercisable until October 29, 2013 at an exercise price of $0.001 per share (the “Warrants”).

The Notes bear interest at the rate of 16% per annum, and mature on October 29, 2013, and are convertible at the option of the holder into shares of the Company’s common stock at a conversion price of $0.0667 per share.  The Notes also provide for mandatory pre-payment upon the occurrence of certain events.

As security for the loans made pursuant to the Notes, the Company collateralized its equity interest in Gulf United Energy de Colombia Ltd., the Company’s wholly owned subsidiary that holds the Company’s interests in CPO-4, SSJN-5, and VIM-2 blocks in Colombia, and subject to the occurrence of certain conditions precedent, will collateralize its interests in Gulf United Energy Cuenca Trujillo Ltd., the Company’s wholly owned subsidiary that holds the Company’s interests in Block Z-46.

The Company has granted the investors who purchased the Notes and Warrants both piggyback and demand registration rights with respect to the resale of the shares of common stock underlying the Notes and Warrants.  The offer and sale of the Notes and Warrants described above were made without registration under the Securities Act of 1933, as amended (the “Securities Act”), and the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws. The sale of the Company’s common stock did not involve any public offering; each investor made representations regarding its investment intent, experience and sophistication; each investor either received or had access to adequate information about us in order to make an informed investment decision.  Having received representations to this effect, we believe that each investor is an “accredited investor” as that term is defined under Rule 501(a) of Regulation D; and no advertising or general solicitation was made in connection with the sale and issuance of the Notes and Warrants.

Short-term loan

In October 2012, Rodeo advanced the Company an additional $50,000 for total loans of $100,000, the proceeds of which were used to pay SK Innovation for amounts due and for working capital purposes. The Company expects to repay the loans plus $10,000 in cash interest.

Termination of Farmout agreements

On November 14, 2012, the Company, through its wholly owned subsidiary Gulf United Energy del Colombia Ltd., and SK Innovation terminated the farmout agreements relating to the assignment to the Company from SK Innovation of an undivided fifty percent (50%) participation interest in Block VIM-2 and an undivided forty percent (40%) participation interest in Block SSJN-5.  In connection with the termination of the farmout agreements, the Company has assigned its interests in Blocks VIM-2 and SSJN-5 back to SK Innovation.  The Company will not be required to make any payments to SK for any past costs or ongoing costs incurred by SK Innovation on the two blocks prior to the effective date of the terminations.  The Company has agreed to indemnify SK Innovation for any liability that may arise in connection with the termination agreement.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Consolidated Financial Statements
September 30, 2012
(Unaudited)

Note 10 – Supplemental Disclosures – Consolidated Statements of Cash Flows

Supplemental Disclosure of Non-Cash, Investing and Financing Activities:

		Period From
Nine months ended September 30		Inception Through
2012	2011	September 30, 2012
Investment advances paid from shareholder loans	$-	$-	$1,263,985
Common stock issued for investment in joint venture projects	$-	$-	$687,225
Common stock issued or subscribed for expenses/services	$219,500	$1,631,959	$10,260,500
Common stock issued for prepaid expenses/services	$36,667	$-	$36,667
Common stock issued for oil and gas properties	$-	$90,000	$3,646,000
Common stock issued or subscribed in connection with short-term notes	$-	$-	$1,809,023
Interest forgiven on shareholder loan payable	$-	$-	$631,444
Common stock issued in conversion of shareholder loan	$-	$-	$400,000
Capital expenditures acquired with accounts payable	$-	$-	$31,282

Settlement of loan payable by assignment of investment:
Loan payable	$-	$-	$(200,000)
Investment	$-	$-	$200,000
Warrants issued for non-employee compensation	$-	$538,411	$538,411
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$20,000	$328,970	$527,714
Income taxes	$-	$-	$-

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above and “Risk Factors” included in our Form 10-K for the fiscal year ended August 31, 2011, filed with the SEC on November 29, 2011 (the “2011 Form 10-K”) and subsequent filings, for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared on the accrual basis of accounting, whereby revenues are recognized when earned, and expenses are recognized when incurred. These consolidated financial statements as of September 30, 2012 and 2011, and for the three and nine months ended September 30, 2012 and 2011 are unaudited.  In the opinion of management, such financial statements include the adjustments and accruals necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements as of September 30, 2012 and for the periods ended September 30, 2012.  You should read this discussion and analysis together with such financial statements and the notes thereto.

Our Properties

The following is a brief summary of our properties as of September 30, 2012:

Property	Gross Acres	Net Acres	Working Interest(1)	Operator
Colombia Properties
Block CPO-4	345,592	43,200	12.5%	SK Innovation
Block VIM-2	148,513	74,257	50.0%	SK Innovation
Block SSJN-5	570,452	228,181	40.0%	SK Innovation

Peru Properties
Block Z-46	2,803,411	1,121,411	40.0%	SK Innovation
Block XXIV	276,137	13,807	5.0%	Upland
TEA Area I, II, III, IV	40,321,163	806,423	2.0%	Upland

(1)   The assignment of the working interests in Block XXIV, and the Peru TEA are subject to the approval of PeruPetro S.A. and the Peruvian government; the assignment of our interest in Block CPO-4 is subject to the approval of ANH, the National Hydrocarbon Agency of Colombia, and the Republic of Korea.

Block VIM-2 – Block VIM-2 is located in the Lower Magdalena Valley in northwest Colombia. Block VIM-2 consists of 148,513 gross acres (74,257 net).  SK operates the block and owns a 50% interest. The block is adjacent to and immediately south of Gulf United’s block SSJN-5.  The Company’s interest in this block has been terminated as described under Note 9 – “Subsequent Events” in the footnotes to our financial statements.

Block SSJN-5 – Block SSJN-5 is a 570,452 acre block (228,181 net acres) in the Lower Magdalena Valley of northwest Colombia. Gulf United owns a 40% non-operating working interest in Block SSJN-5. The block SK Innovation operates the block and owns the remaining 60%. The partners have acquired 500 sq. km. of 3D seismic data. In late July, drilling commenced on the Cañaguate-1 well which will be drilled to a depth of approximately 12,000 feet.  The Company’s interest in this block has been terminated as described under Note 9 – “Subsequent Events” in the footnotes to our financial statements.

Block CPO-4 - Block CPO-4 is located in the Llanos Basin of Colombia. Block CPO-4 consists of 345,592 gross acres (43,200 net) and is located approximately 70 miles southeast of Bogotá.  This block is operated by SK Innovation.  Approximately 530 square kilometers of 3-D seismic data has been acquired and interpreted in the northern portion of the acreage.  In September 2012, drilling operations commenced on the Zorro Gris well, the third well on Block CPO-4.   On October 17, 2012 the Zorro Gris well reached total depth at 13,160 feet.  Based on the recommendation of the Operator, tests will be conducted in three zones.  The zones to be tested are the Une, Lower Guadalupe, and Upper Guadalupe.  Testing began on November 6, 2012 and will take several weeks to complete.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

The assignment to the Company of the interest in CPO-4 is conditioned upon the approval by ANH, the National Hydrocarbon Agency of Colombia, and the Republic of Korea. The existing farmout agreement with SK Innovation, as amended, requires these approvals by October 31, 2012. Pursuant to the existing farmout with SK Innovation, if the Company does not receive the approvals by October 31, 2012, the agreement calls for a thirty day grace period during which The Company and SK Innovation have agreed to meet to discuss possible amendments to the farmout agreement which would facilitate, or avoid the need for, the approvals.  The Company and SK Innovation are currently working on an extension of the October 31, 2012 date.  SK Innovation has already extended the arbitrary cut-off date set forth in the farmout agreement three times, including the most recent extension to October 31, 2012 and has indicated that it is prepared to formulate another extension.

If SK Innovation elects to exercise its termination right as the result of the failure to obtain the written approvals from the ANH or the Republic of Korea, the Company’s interest in Block CPO-4 will be deemed re-assigned back to SK Innovation, and the Company will have the right to have returned any amounts paid under the farmout agreement, without interest ($13,359,003 has been paid through September 30, 2012).  Pursuant to existing agreements, our current obligation remaining on CPO-4 during 2012 is approximately $3.4 million.

Block Z-46.  Block Z-46 is located in the Trujillo Basin offshore Peru.  Block Z-46 consists of 2,803,411 gross acres (1,121,411 net) and is located in northern Peru.  Water depths on the block range from 50 meters to 1000 meters.  This block is operated by SK Innovation.  Gulf United and our Block Z-46 partner have reprocessed 5,600 kilometers of 2-D seismic data.  Based on this data, prospective drilling sites would be determined and site prep would begin as the proper environment and other approvals are obtained.  The CGG 3D seismic vessel is scheduled to mobilize in late November and will acquire 1598 sq. km. of 3D seismic data in the southern half of Block Z-46.  The acquisition is scheduled to be completed in January 2013.  The processing contract has not yet been awarded.  The data is expected to be processed and ready for interpretation in June 2013.

The assignment to the Company of the participation interest in Block Z-46 is conditioned upon the approval of the assignment by Perupetro.  On March 13, 2012, The Company received a certificate of qualification from Perupetro, which sets forth Perupetro’s determination that the Company has the legal, technical, economic, and financial capacity to assume the assignment from SK Innovation of the 40% working interest in Block Z-46.  The letter of qualification is an important milestone in the approval of the assignment, which is subject to official ratification and issuance of a Supreme Decree by the government of the Republic of Peru.  The farmout agreement with SK Innovation required approval from Perupetro by May 30, 2012. The Company and SK Innovation are working to further extend the deadline for approval based on Perupetro’s qualification described above.  As SK Innovation has already extended the arbitrary cut-off date set forth in the farmout agreement, including the most recent extension to May 30, 2012, we believe that the Company and SK Innovation have a good working relationship.    If the Company and SK Innovation are unable to agree upon any additional amendments during such thirty day grace period, SK Innovation has the right to terminate the agreement. If SK Innovation elects to exercise its termination right, the Company’s interest in Block Z-46 will be deemed re-assigned back to SK Innovation, and the Company will have the right to have returned any amounts paid under the farmout agreement, without interest ($5,586,941 has been paid through September 30, 2012).   Pursuant to existing agreements, under the work plan and budget, our current obligation remaining on Z-46 during 2012 is approximately $5.7 million.

Block XXIV.  Block XXIV is located in the Sechura/Talara Basin in Peru.  Block XXIV consists of 276,137 gross acres (13,807 net) of which approximately 80,000 are offshore and 196,000 are onshore.  The offshore portion of the block is highly prospective.  During 2011, Upland acquired 200 km of 2D seismic data on Block XXIV which is currently in processing.  Going forward, we understand that Upland will conduct further geologic studies to prepare to drill two onshore wells during calendar 2013 in seismically defined locations. Based on information from the operator, our estimated current obligation remaining on Block XXIV during 2012 is approximately $20,000.

TEA I, II, III, IV.  Technical Evaluation Areas I, II, III, and IV of the Peru TEA are contiguous blocks that together comprise 40,321,163 gross acres (806,423 net).  The Peru TEA runs south on the western flank of the Andes Mountains from the border with Ecuador to near Lima.  This greenfield opportunity will require geological evaluation, including the acquisition of aeromagnetic survey and 2-D seismic data, before we evaluate drilling opportunities.  Based on information from the operator, our estimated current obligation remaining on the TEA’s during 2012 is approximately $95,000.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

During 2011, Upland completed a gravity aeromagnetic and satellite imaging study on the TEA which will be used to narrow the areas of interest for further geologic study.  Based on information from the operator, our estimated current obligation remaining on the TEA’s during 2012 is approximately $95,000.

Results of Operations for Three and Nine Months Ended September 30, 2012

We have not earned any revenues during the period from inception through September 30, 2012. We have not attained profitable operations and are, therefore, dependent upon obtaining additional debt or equity financing. If we are unable to obtain additional financing, there is substantial doubt that we will be able to continue as a going concern.

Set forth below is a summary of our commitments under existing agreements (which excludes funds that may be required for general working capital purposes) as of September 30, 2012:

Contractual Obligations	Payments due by period (in thousands)
	Remainder of 2012		2013		2014	Total
Commitments under employment agreements	$372		$1,058		$456	$1,886
Commitments under consulting contracts	47		182		182	411
Commitments under participation and farmout agreements:
Block VIM-2	704	(1)	2,300	(1)	-	3,004
Block SSJN-5	8,390	(1)	30,900	(1)	-	39,290
Block CPO-4	3,448	(2)	4,915	(3)	-	8,363
Block Z-46	3,329	(4)	26,175	(5)	-	29,503
Block XXIV	20		-		-	20
Peru TEA	95		-		-	95
Total	$16,404		$65,530		$638	$82,571

(1)   In November 2012, the applicable farmout and joint operating agreements relating to SSJN-5 and VIM-2 were terminated.  As a result, the Company will not be required to make any payments to SK Innovation for these costs.

(2)   The current obligation remaining on Block CPO-4 includes drilling cost of approximately $3.3 million for the third well, and an estimated $134,000 for joint operating costs.

(3)   The 2013 obligation includes $2.24 million for 3-D seismic expense and $1.7 million for seismic acquisition costs incurred subsequent to July 31, 2010 owed to Houston American Energy 30 days after ANH approval, and estimated joint operating costs of approximately $975,000.

(4)   The current obligation remaining on Block Z-46 includes $2.5 million for seismic acquisition costs, $484,000 in value added tax and $345,000 in joint operating costs.

(5)   The 2013 estimated obligation on Block Z-46 includes a payment of $2.9 million for past costs due to SK Innovation 30 days after final approval of interest transfer.  Based on the current work program, the estimated obligation on Z-46 for calendar 2013 includes an estimated $18.5 million for the 3-D seismic acquisition, an estimated $1.4 million in joint operating costs and an estimated $3.4 million for VAT.

Liquidity and Capital Resources

At September 30, 2012, the Company has current assets of $262,281, current liabilities of $11,833,681, and a resulting working capital deficit of $11,571,400.  We currently have no sources of revenue.  In October 2012, the Company consummated a private offering under Section 4(2) of the Securities Act pursuant to which it sold to accredited investors an aggregate of $2,875,000 of secured convertible promissory notes and warrants to purchase up to approximately 34 million shares of its common stock, exercisable until October 29, 2013 at an exercise price of $0.001 per share, resulting in net proceeds of approximately $2,677,000.

At September 30, 2012, we estimated that we would need approximately $16.4 million to fund our contractual commitments for the remaining portion of 2012 (excluding funds required for general working capital purposes).

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

Moreover, we estimated that we would require approximately $65.5 million to fund our contractual commitments during 2013 (excluding funds required for general working capital purposes).  Subsequent to September 30, 2012, the Company and SK Innovation terminated the farmout agreements relating to VIM-2 and SSJN-5, the effect of which reduced our estimated contractual commitments to approximately $7.3 million in 2012 and approximately $32.3 million in 2013.  After giving effect to the terminations and debt financing, we estimate that we will need to raise approximately $38.9 million during the remaining portion of 2012 and 2013 to fund these expenditure including the approximately $2.2 million in accounts payable to operators.  As described under Note 9 – “Subsequent Events” in the notes to our financial statements, the Company borrowed 2,875,000 subsequent to September 30, 2012.

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

Results of Operations

Three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011

In the three months and nine months ended September 30, 2011, certain amounts have been reclassified to be consistent with the three months and nine months ended September 30, 2012.

($ in Thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Revenue	$-	$-	$-	$-

Office and other	36	32	122	82
Depreciation expense	7	6	21	17
Salary and related expenses	547	448	2,379	1,735
Professional fees	60	174	475	984
Consulting	68	1,052	174	1,697
Travel	36	96	147	151
Shareholder loan and other interest	-	34	220	897
Total operating expense	754	1,843	3,538	5,563
Interest income	(0)	(8)	(2)	(17)
Gain from discontinued operations	-	-	-	(150)
Impairment on oil and gas properties	-	-	9,332	-
Net loss for the period	$(754)	$(1,835)	$(12,868)	$(5,396)

Operating Expenses

For the quarter ended September 30, 2012, operating expenses decreased $1,088,000 as compared to the same quarter in 2011. The decrease occurred primarily due to the $984,000 reduction in consulting expenses as well as the $114,000 decrease in professional fees and $60,000 reduction in travel expense offset by a $98,000 increase in salary and related expenses.  For the nine months ended September 30, 2012, operating expenses decreased $2,025,000 as compared to the same nine months in 2011. The decrease occurred primarily due to the $1,523,000 reduction in consulting expense and the $509,000 reduction in professional fees as well as the $677,000 decrease in interest expenses offset by a $644,000 increase in salary and related expenses.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont.

Net Loss

The Company incurred a net loss of $754,000 for the quarter ended September 30, 2012 which is $1,081,000 less than the net loss of $1,835,000 incurred for the quarter ended September 30, 2011.  The decreased loss is due primarily to the net reduction in expenses noted above.  For the nine months ended September 30, 2012 versus September 30, 2011, there was a $7,472,000 increase in net loss due primarily to the recognition of impairment on oil and gas properties offset by the net reduction in expenses noted above as well as the recognition of the $150,000 gain from discontinued operations recognized in 2011.

Net Loss Applicable to Common Shareholders

For the quarters ended September 30, 2012 and 2011, our net loss per share was $0.00.  For the nine months ended September 30, 2012 and September 30, 2011, our net loss per share was $0.03 and $0.01, respectively. The increase of net loss resulted from the changes in expenses noted above.

Cash flows

For the nine months ended September 30, 2012, the Company's operating activities used net cash of $3,079,760 compared to net cash used of $2,486,834 for the nine months ended September 30, 2011.  During the current nine month period, investing activities used cash of $5,833,601 for investment in oil and gas properties versus $8,200,281 for investment in oil and gas properties and $8,955 for capital expenditures for the comparable period in 2011.  The Company's financing activities generated cash of $6,761,248 from sale of common stock and $50,000 as a loan from a related party in the nine months ended September 30, 2012, compared to $16,517,020 in net cash provided by sale of common stock offset by principal payments on shareholder loans in the same period in 2011.

For the period from inception-to-date, the Company used cash of $8,451,215 in operating activities, used $24,107,705 in investing activities and $32,659,506 was provided from financing activities.

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

Based upon the evaluation, the Company's principal executive officer and principal financial officer concluded that as of September 30, 2012, its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter covered by this report required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, the Company's principal executive officer and principal financial officer have determined that as of September 30, 2012, there were no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

GULF UNITED ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed under Item 1 of the Company’s Form 10-K filed with the United States Securities and Exchange Commission on November 29, 2011 and subsequent quarterly reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2012, other than those previously reported in a Current Report on Form 8-K.

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